Form 10-Q
period 1996-11-25
RANKIN AUTOMOTIVE GROUP INC
filed 1997-01-09
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934.

For quarterly period ended November 25, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No:   0-28812
                   ------------

                          RANKIN AUTOMOTIVE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Louisiana                                         72-0838383
----------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)

3510 MacLee Drive, Alexandria, Louisiana                            71302
----------------------------------------------      ------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (318) 487-1081
               --------------------------------------------------
               Registrant's telephone number, including Area Code

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X         NO
                               ------         ------

  As of November 25, 1996, 4,550,000 shares of Common Stock were outstanding.

                        RANKIN AUTOMOTIVE GROUP, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Statements of Operations -
                  Three months ended November 25,
                  1995 and 1996 and Nine months ended November 25, 1995 and 1996. (unaudited)

                  Consolidated Balance Sheets - February 25, 1996 and November 25, 1996 (unaudited)

                  Condensed Statements of Cash Flows - Nine months ended November 25, 1995 and 1996 (unaudited)

                  Notes to Condensed Financial Statements - Nine months ended November 25, 1995 and 1996 (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         RANKIN AUTOMOTIVE GROUP, INC.

PART II - OTHER INFORMATION




Part II  -       Other Information

                 Item 1-4         None

                 Item 5.          Other Information

                 In November 1996, the Company completed an initial public offering of shares of its common stock. Pursuant to the offering, the Company issued and sold 1,500,000 shares of its common stock raising net proceeds of approximately $13,050,000.

                 Item 6.          Exhibits and Reports on Form 8-K

                                  27 Financial Data Schedule (for SEC use only)


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RANKIN AUTOMOTIVE GROUP, INC.


                                         /s/ Randall Rankin
                                        ---------------------------------------
                                        Randall Rankin, Chief Executive Officer


         January 7, 1997                 /s/  Charles Elliott
--------------------------------        ---------------------------------------
DATE                                    Charles Elliott, Chief Financial
                                              Officer and Controller

PART I. FINANCIAL INFORMATION

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 FEBRUARY 25,      NOVEMBER 25,
ASSETS                                                                               1996*             1996
                                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                          $       309,144   $    4,809,950
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $10,000                          1,590,306        1,938,033
    Related party                                                                        49,003           18,474
  Inventories                                                                         5,539,019        9,813,699
  Prepaid expenses and other current assets                                             109,423          215,971
                                                                                ---------------   --------------

          Total current assets                                                        7,596,895       16,796,127

PROPERTY AND EQUIPMENT, Net                                                           1,013,426        1,260,425

INTANGIBLE ASSETS, Net                                                                   58,000          554,000
                                                                                ---------------   --------------

TOTAL                                                                           $     8,668,321   $   18,610,552
                                                                                ---------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                       $     1,758,609   $    2,524,098
  Accrued expenses                                                                      417,596          768,213
  Notes payable to stockholder                                                          145,706          141,111
  Current portion of long-term debt                                                     182,353          103,766
                                                                                ---------------   --------------

           Total current liabilities                                                  2,504,264        3,537,188

LONG-TERM DEBT, less current portion                                                  5,668,757        1,016,424

COMMITMENTS AND CONTINGENCIES                                                              -                -

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares authorized, none issued
  Common stock, $.01 par value; 10,000,000 shares authorized,
    3,050,000 and 4,550,000 shares issued and outstanding                                30,500           45,500
  Additional paid-in capital                                                            106,348       13,140,507
  Retained earnings                                                                     358,452          870,933
                                                                                ---------------   --------------
                                                                                        495,300       14,056,940
                                                                                ---------------   --------------

TOTAL                                                                           $     8,668,321   $   18,610,552
                                                                                ===============   ==============

*The balance sheet at February 25, 1996 has been taken from the audited balance sheet at that date

See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                              NOVEMBER 25,                              NOVEMBER 25,
                                                      --------------------------------        ----------------------------------
                                                         1995               1996                  1995                 1996
                                                                                                         (UNAUDITED)
NET SALES                                             $   5,358,035      $   7,190,726        $   15,439,805      $   21,534,778

COST OF GOODS SOLD                                        3,587,652          4,605,919            10,307,831          13,971,503
                                                      -------------      -------------        --------------      --------------

           Gross profit                                   1,770,383          2,584,807             5,131,974           7,563,275

OPERATING, SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES                             1,622,955          2,304,870             4,515,601           6,385,143
                                                      -------------      -------------        --------------      --------------

           Earnings from operations                         147,428            279,937               616,373           1,178,132

INTEREST EXPENSE                                            124,701            130,383               329,681             395,651
                                                      -------------      -------------        --------------      --------------

EARNINGS BEFORE INCOME TAXES                                                   149,554               286,692             782,481

INCOME TAXES                                                 -                  45,000                     -             270,000
                                                      -------------      -------------        --------------      --------------

NET EARNINGS                                          $      22,727      $     104,554        $      286,692      $      512,481
                                                      =============      =============        ==============      ==============

NET EARNINGS PER COMMON
  SHARE                                               $         .01      $         .03        $          .09      $          .17
                                                      =============      =============        ==============      ==============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                      3,050,000          3,116,000             3,050,000           3,072,000
                                                      =============      =============        ==============      ==============


See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED
                                                                                           NOVEMBER 25,
                                                                               ----------------------------------
                                                                                     1995              1996
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                 $        286,692  $        512,481
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                     117,785           181,507
      Changes in assets and liabilities:
        Increase in accounts receivable                                                (257,940)         (317,198)
        Decrease (increase) in inventories                                           (1,018,526)       (1,782,790)
        Increase in accounts payable and accrued expenses                             1,097,553         1,116,106
        Other, net                                                                         (847)          (48,210)
                                                                               ----------------  ----------------

           Net cash provided by (used in) operating activities                          224,717          (338,104)
                                                                               ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                             (174,608)         (288,728)
  Cash paid in connection with acquisitions                                            (323,000)              -
                                                                               ----------------  ----------------

           Net cash used in investing activities                                       (497,608)         (288,728)
                                                                               ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering                                                             -          13,049,159
  Borrowings under revolving line of credit                                                 -          22,836,210
  Repayments of borrowings under revolving line of credit                                   -         (25,963,665)
  Proceeds from other long-term obligations                                             825,000
  Repayments of long-term obligations                                                  (131,524)       (5,021,781)
  Increase (decrease) in notes payable to stockholder                                   (29,396)           (4,595)
                                                                               ----------------  ----------------

           Net cash provided by financing activities                                    664,080         5,127,638
                                                                               ----------------  ----------------

NET INCREASE IN CASH                                                                    391,189         4,500,806

CASH, BEGINNING OF PERIOD                                                                29,502           309,144
                                                                               ----------------  ----------------

CASH, END OF PERIOD                                                            $        420,691  $      4,809,950
                                                                               ================  ================


See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 25, 1995 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements should be read in conjunction with Company's annual financial statements and notes thereto included in the Form SB-2 as filed with the Securities and Exchange Commission in November 1996.

2.       COMPLETION OF PUBLIC OFFERING

         On November 21, 1996, the Company completed a public offering whereby the Company issued 1,500,000 shares of common stock for gross proceeds of $15,000,000 ($13,049,159 net of underwriting commissions and expenses).

3.       ACQUISITION OF BUSINESSES

         On May 4, 1996, the Company acquired one auto parts store. The Company incurred debt to the seller of approximately $540,000 in exchange for assets with a purchase price of approximately $540,000.

         On July 25, 1996, the Company acquired one auto parts store. The Company incurred debt to the seller of approximately $400,000 in exchange for assets with a purchase price of approximately $400,000.

         On October 21, 1996, the Company acquired 12 auto parts stores. The Company incurred debt to the seller of approximately $2,246,000 in exchange for assets with a purchase price of approximately $2,246,000.

         These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon preliminary estimates of their fair values as of the dates of acquisition. These preliminary estimates are subject to change. The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred on February 26, 1995:


                                                                                                     NINE MONTHS ENDED
                                                                                                        NOVEMBER 25,
                                                                                                  ------------------------
                                                                                                     1995          1996
                 Net sales                                                                        $ 26,400      $ 29,660
                 Net earnings                                                                          444           879
                 Net earnings per share                                                           $    .15      $    .29
                                                                                                  ========      ========
                 Weighted average of common shares outstanding                                       3,050         3,072
                                                                                                  ========      ========

      The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1995 or of future results of operations of the combined companies.


                                    ******

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        During the three months ended November 25, 1996 the Company successfully concluded its initial public offering (IPO) of 1.5 million shares of common stock for gross proceeds of $15,000,000 (which will approximate $13,000,000 net after underwriting commissions and expenses). This allowed the Company to completely retire its indebtedness to Autoparts Finance Company, Inc. (an affiliate of APS Holding Corporation) and temporarily retire its line of credit with Hibernia National Bank of New Orleans, LA. The remaining $4.4 million was invested in interest bearing certificates and will be used for operating capital and to assist in the implementation of the Company's growth strategy; as well as pay the remaining IPO expenses for which a reserve has already been made. A small portion of these invested funds (approximately $141,000), will be used to retire the indebtedness remaining to the principal stockholder, Randall Rankin.

        This IPO activity significantly improved the financial structure of the Company. A few examples of this include: 1) Working Capital increased from $5.1 million as of February 25, 1996 to $13.3 million as of November 25, 1996. This equates to a current ratio increase from 3.0 to 1 up to a ratio of 4.7 to 1.
2) The Debt/Equity ratio went from 11.4 to 1 to a ratio of 0.07 to 1 from February 25, 1996 to November 25, 1996. To state this relationship in another context, as of February 25, 1996 the Company had $11.44 of Long Term Debt for each $1.00 of Stockholders Equity. As of November 25, 1996 the Company had $.07 of Long Term Debt for every $1.00 of Stockholders Equity.

         As was exhibited by the increased volume for the quarter and for the nine months ended November 25, 1996 the Company continues the strong growth (34% increase in Net Sales for three months and 39.5% increase in Net Sales for the nine months ended November 25, 1996 over the same periods of the previous year) that it has experienced in the past several years. This increased volume has been accompanied by operating efficiencies and improved profitability.



        The acquisition of the 12-store National Auto Supply chain located in Jackson, MS was concluded on October 21, 1996. The Company's plan for the smooth integration is progressing nicely at this point. While there have been increased costs associated within this implementation program, they were anticipated and are not expected to be burdensome.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical consolidated operating results for the Company as a percentage of Net Sales.

                                         Three Months                 Nine Months
                                        Ended Nov. 25               Ended Nov. 25
                                      -------------------         -------------------
                                      1995           1996         1995           1996
                                      ----           ----         ----           ----

Net Sales ......................      100.0%        100.0%        100.0%        100.0%
Cost of goods sold .............       67.0          64.1          66.8          64.9
    Gross profit ...............       33.0          35.9          33.2          35.1
                                       30.3          32.0          29.2          29.6
Operating, SG&A expenses
    Earnings from operations....        2.7           3.9           4.0           5.5
Interest expense ...............        2.3           1.8           2.1           1.8
Income taxes ...................        --             .6           --            1.3
Net earnings (loss) ............         .4           1.5           1.9           2.4


Three Months Ended November 25, 1995 Compared to Three Months Ended November 25, 1996

         Net Sales. Product sales increased approximately $1.8 million, or approximately 34%, from approximately $5.4 million for the three months ended November 25, 1995 to $7.2 million for the comparable three month period of 1996. Approximately $1.3 million of the increase was due to the acquisitions which occurred in May, July and October, 1996 and the remaining increase (approximately 9.1%) was due primarily to an increase in same store sales.

         Cost of Goods Sold. Cost of goods sold increased from approximately $3.6 million (67.0% of net sales) for the three months ended November 25, 1995 to approximately $4.6 million (64.1% of net sales) for the comparable three months of 1996. The increase in the dollar amount of cost of goods sold was attributable to sales increases. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to management's continuing emphasis on improving profit margins through price adjustments, improved purchasing methods and promoting higher profit items.

        Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses ("OSG&A") increased from approximately $1.6 million (approximately 30.3% of net sales) for the three months ended November 25, 1996 to approximately $2.3 million (approximately 32.0% of net sales) for the comparable three months of 1996. The increase in OSG&A (as a percentage of Net Sales) expenses resulted primarily from the integration of the 12 newly acquired Jackson, MS stores which occurred on October 21, 1996.

         Interest Expense. Interest expense increased from approximately $125,000 (approximately 2.3% of net sales) for the three months ended November 25, 1995 to approximately $130,000 (approximately 1.8% of net sales) for the comparable three months of 1996. The dollar increase was primarily attributable to the interest expense on debt incurred in October, 1996 to acquire the Jackson Store Group and the two, one-store acquisitions made in May and July of 1996. The Company entered into a financing agreement with Hibernia National Bank in December, 1995 which effectively reduced the Company's overall rate on indebtedness. This is the primary contributing factor to the decrease in interest expense as a percentage of net sales from period to period. The interest expense for the quarter ended November 25, 1996 was essentially not effected by the IPO proceeds, as the company did not receive said proceeds until November 21, 1996.

         Income Taxes. There were no income taxes recorded in 1995 because of management's estimate that the effective income tax rate for the year ended February 25, 1996 would be approximately zero. Income taxes of $45,000 were recorded in the three months ended November 25, 1996 which is management's estimate of the liability for the period.

Nine Months Ended November 25, 1995 Compared to Nine Months Ended November 25, 1996

         Net-Sales. Product sales increased $6.1 million, or approximately 39.5% from $15.4 million for the nine months ended November 25, 1995 to $21.5 million for the comparable period in 1996. Same store sales accounted for approximately $1.6 million (approximately 11.2% increase over the comparable period of the prior year) while newly acquired stores accounted for the remaining $4.5 million.

         Cost of Goods Sold. Cost of goods sold increased from $10.3 million (or 66.8% of net sales) for the nine months ended November 25, 1995 to approximately $14.0 million (or 64.9% of net sales) for the comparable period of 1996. The increase in the dollar amount was attributable to sales increases. The decrease as a percentage of net sales was primarily attributable to an increase in sales of higher profit items.

         Operating, Selling, General and Administrative Expenses.
Operating, selling, general and administrative ("OSG&A") expenses increased from approximately $4.5 million (or 29.2% of net sales) for the nine months ended November 25, 1995 to $6.4 million (or 29.6% of net sales) for the comparable period of 1996. The increased dollar amount, as well as the increase in percentage to net sales of"OSG&A expenses resulted primarily from the integration of the fourteenth additional stores which were acquired during the first nine months of the current fiscal year. These additional costs were exhibited in the form of increased sales and delivery expenses.

         Interest Expense. Interest expense increased from approximately $330,000 (or 2.1% of net sales) to approximately $396,000 (or 1.8% of net sales) for the comparable period of 1996. The dollar increase was primarily attributable to the interest expense on debt incurred in October, 1996 to acquire the

Jackson Store Group and the two, one-store acquisitions made in May and July of 1996. The decrease in interest expenses as a percentage of net sales was primarily attributable to the Company's ability to shift more of the outstanding long-term indebtedness to the lower interest facility offered by the Hibernia National Bank's line of credit. The interest expense for the nine months ended November 25, 1996 was essentially not effected by the IPO proceeds, as the Company did not receive said proceeds until November 21, 1996.


         Income Taxes. There were no income taxes recorded in 1995 because of management's estimate that the effective income tax rate for the year ended February 25, 1996 would be approximately zero. Income taxes of $270,000 were recorded in the nine months ended November 25, 1996 which is management's estimate of the liability for the period. This approximated 1.3% of net sales for the period compared to 0.0% for the same period of the prior year.