Form 10KSB40
period 1997-02-25
RANKIN AUTOMOTIVE GROUP INC
filed 1997-05-27
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                  FORM 10-KSB

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended February 25, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________

                          COMMISSION FILE NO. 0-28812

                         RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

        LOUISIANA                                    72-0838383
        ---------                                    ----------
   (State of incorporation or organization)       (IRS tax number)

    3711 MACARTHUR DRIVE, ALEXANDRIA, LA               71032
    ------------------------------------               -----
   (Address of principal executive offices)          (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (318)487-1081

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
         Indicate by check mark if disclosure or delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 25, 1997, 4,550,000 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock of the Registrant held by non-affiliates (1,762,000 shares) was approximately $36,561,500 based on the market price at that date.

                       DOCUMENT INCORPORATED BY REFERENCE

         The Registrant's definitive proxy statement regarding the 1997 annual shareholders meeting is incorporated by reference in Part III (Items 10 through 13) of this Report.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

         Growth through Acquisitions. The Company's growth strategy includes acquisitions, and the Company intends to continue to seek additional acquisition opportunities. There can be no assurance that the Company will be able successfully to identify suitable acquisition candidates, secure financing on acceptable terms, complete acquisitions, integrate acquired operations into existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired business arc being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company's existing operations, or otherwise perform as expected. In addition, the Company competes for acquisition and expansion opportunities with companies that have substantially greater resources.

         Need for Additional Financing. To the extent that the Company incurs indebtedness to fund its growth program, the Company will be subject to the risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that any additional financing above that available from the line of credit will be available to the Company on commercially reasonable terms. If such additional financing is not available, the Company may have to curtail its long-range growth program.

         Competition. Both the Professional Installer and DIY portions of the Company's business are highly competitive. The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and parts stores, automobile dealerships and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), Carquest and All Pro. Competitors in the DIY portion of the Company's business include national and regional automotive parts chains such as Auto Zone, Western Auto and Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, discount and convenience chains that carry automotive products. Many of the Company's competitors are larger and have greater financial resources than the Company. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have a material adverse effect on the Company's operations.

         Reliance on One Supplier. The Company's business is dependent in a material respect upon its close relationship with its principal vendor, APS, and its ability to continue to purchase products from this vendor at favorable prices and favorable terms, including those offered through financial incentives, such as cooperative advertising arrangements, other marketing incentive programs and non-financial benefits such as distribution services. The Company has entered into a product purchasing agreement with APS ending in September 2002 to purchase a minimum average of 80% of the Company's cost of goods sold, less certain exceptions, over any given four mouth consecutive billing period. A disruption of this vendor relationship, or a material change in any of the terms of purchase, advertising, incentive or other programs, would likely materially adversely affect the Company's business. During the year ended February 25, 1997, APS supplied the Company with approximately 70% of its total product needs, which represented at least 80% of the Company's cost of goods sold, as defined under the APS product purchasing agreement. The Company views its relationship with APS and its other vendors to be very good.

         Dependence Upon Key Personnel. The success of the Company has been largely dependent on the efforts of Mr. Randall Rankin. The loss of the services of Mr. Rankin could have a materially adverse effect on the Company's business and results of operations. In order to successfully implement and manage its growth strategy, the Company will be dependent upon its ability to continue to attract and retain qualified personnel. There can be no assurance that the Company will be able to attract such personnel.

         Continued Control of the Company by Principal Shareholder. Mr. Randall Rankin owns beneficially approximately 62% of the then outstanding shares of the Company's Common Stock. As a result, Mr. Rankin has the ability to exercise effective voting control of the Company, including the election of all of the Company's directors, and on any other matter being voted on by the Company's shareholders, including any merger, sale of assets or other change in control of the Company.

         No Dividends and None Anticipated. The Company has not paid any dividends since its inception and does not intend to pay dividends in the foreseeable future.

         Volatility of Stock Price. The trading price of the Company's Common Stock may continue to be highly volatile and could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the securities of many companies generally, which fluctuations often are unrelated to operating results.

                                     PART I

Item 1.  Description of Business

         The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories to both Professional Installers and DIY customers. The Company operates 36 auto parts stores and two machine shops in Louisiana, Mississippi and Eastern Texas, twelve of which were acquired on October 25, 1996. Six of the stores are "wholesale oriented" selling primarily to the Professional Installers while the remaining 30 stores are traditional stores selling to both the Professional Installers and DIY customers. The Company also maintains approximately 150 trucks that can make most deliveries to its wholesale customers within 30 minutes. Stores carry an extensive product line of hard parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems. In addition, the Company also carries (i) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products; (ii) accessories, such as floor mats and seat covers; (iii) automotive tools and (iv) professional service equipment. For the fiscal year ended February 25, 1997, approximately 90% of the Company's sales was derived from hard parts, approximately 70% of the Company's product sales was derived from Professional Installers and the remaining 30% from DIY customers.

STORE OPERATIONS

         Company stores generally range in size from 4,200 to 10,000 square feet. The Company believes that its stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most traditional stores are free-standing buildings situated on or near major traffic thoroughfares, which offer ample parking and easy customer access. Each traditional store carries a mixture of hard parts and accessories. The inventory of a wholesale store consists only of hard parts. Traditional stores carry 18,000-20,000 different SKUs of which 13,000 to 15,000 represent hard parts, whereas a wholesale store will carry 17,000-19,000 different hard part SKUs. Both the traditional store and wholesale store sales are generated by a full-time sales force, of knowledgeable employees and free delivery service.

         Company stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's traditional stores average 65% to 70% in Professional Installer sales and 30% to 35% in DIY sales. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard parts SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the additional stores within its area with access to a greater selection of hard parts SKUs on a same day basis. The Company also provides a delivery service to its wholesale customers with 150 trucks. The Company's 36 stores also receive inventory deliveries nightly from APS. The deliveries replenish each store with the inventory sold the previous day and also provides a store with the ability to special order SKUs not normally stocked by the Company's stores. This enables the Company to provide next day service to both the wholesale and DIY customers.

         The Company's stores offer the Professional Installer and the DIY customer a wide selection of nationally recognized brand names and "Big A" (APS private label) products for domestic and imported automobiles, vans and trucks. For the year ended February 25, 1997, new and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, accounted for approximately 90% of the Company's total sales. Each traditional store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, automotive tools and professional service equipment.

         The Company is in the process of upgrading its computer system for inventory control, order points on each SKU for daily product replacement, electronic cataloging, and point of purchase.

OPERATING STRATEGY

         Because the Company pursues both the Professional Installer and the DIY portions of the automotive aftermarket through its store network, the Company believes that it is able to reach most consumers of automotive products within its market areas. The demand generated by this customer base permits the Company to: (i) offer a broad selection of SKUs and (ii) restock and fill special orders from its principal supplier, APS, on an overnight or in some cases, a same-day basis. Because of its distribution arrangement with APS, the Company does not need to maintain a warehouse for those products supplied by APS. This allows the Company to utilize its working capital and management resources for store operations, but still provide its customers with up to 160,000 SKUs. See "Purchasing" and "Inventory Management."

         The Company also believes that its service to both the Professional Installer and DIY portions of the automotive market results in additional benefits not generally enjoyed by competitors serving only one portion of the market. Because the Company deals with the more technically-oriented Professional Installer, the Company's sales personnel are required to be more technically proficient, particularly with regard to hard parts. The Company has found that such technical proficiency is also valued by its DIY consumers, thereby enhancing the Company's ability to fulfill its customer service strategy. The Company's philosophy is to be a wholesale customer's one call and a DIY customer's one stop for all their automotive needs.

GROWTH STRATEGY

         The Company's growth strategy is to expand its operations throughout the mid-South by purchasing automotive parts stores as they become available. The Company's growth to date has been accomplished primarily through the purchase of existing automotive parts stores. The Company believes that because of the recent trend in consolidation occurring in the auto parts industry, a large number of independent operators will be available for purchase. Key factors considered by the Company in the acquisition selection process include population density and growth-patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other auto parts stores and other competitors within a predetermined radius, and the operational strength of such competitors. Although the cost to acquire the business of an independently owned parts store varies, depending primarily on the amount of inventory and the size of real estate, if any, being acquired, the Company estimates that the average cost to acquire such a business and convert it to a Company store ranges from approximately $225,000 to $350,000, excluding real estate. Of this amount, approximately $175,000 to $250,000 is allocable to inventory and the remainder to fixed assets. The Company estimates that an additional $75,000 would be needed to fund the stores' operations for the initial four month period of operations. In the event acquisitions in a targeted area are not possible, or impractical, the Company may attempt to lease a store site and refurbish it as a Company store. The costs associated with opening a new leased location are slightly greater than acquiring a business and converting it to a Company store. Because the majority of the Company's sales comes from its wholesale customer base, the first determining factor in selecting a new store location is the amount of wholesale business available in that area. When the Company targets an area for a new store in a metropolitan market, a study is performed on available sites. If retail space is available at reasonable rates and market size and local competition warrant it, a traditional store would be opened. If not, a wholesale store would be opened. During the fiscal year ended February 25, 1997, the Company acquired 14 stores, two of which were wholesale oriented outlets and twelve which were retail outlets, from APS.

         Same store growth through increased sales and profitability is also an important part of the Company's growth strategy. To achieve improved sales and profitability at Company stores, the Company continually strives to improve upon the service provided to its customers. The Company believes that while pricing is essential in the highly competitive environment of the automotive aftermarket business, ultimately it is customer satisfaction (whether of the Professional Installer or the DIY customer), resulting from superior customer service, that generates increased sales and profitability.

RECENT ACQUISITIONS

         Since March 1, 1993, the Company has made the following acquisitions:

   Date                 No. Stores        Location
   ----                 ----------        --------
   May 1993             6                 Monroe, LA
   June 1994            3                 Opelousas and Lafayette, LA
   October 1994         1                 Franklin, LA
   March 1995           1                 Nacogdoches and Jasper,TX
   July 1995            1                 Center, TX
   September 1995       4                 Hammond, North Shore, New Orleans, LA
   May 1996             1                 Baton Rouge, LA
   July 1996            1                 Lufkin, TX
   October 1996         12                Mississippi
   March 1997           2                 Winnfield, LA and Jasper, TX

CUSTOMER SERVICE

         The Company believes it is not only in the business of selling auto parts, but, as important, is in the service business. Heavy emphasis is placed on having professional personnel to provide responsive customer service. Employees receive extensive on-the-job training and participate in a cash incentive program, allowing them to participate in the Company's financial success.

         The Company's number one priority is customer satisfaction. The Company seeks to attract new Professional Installer and DIY customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering- (i) superior in-store service through highly motivated, technically-proficient sales people using advanced point-of-sale systems, (ii) an extensive selection of SKUs stocked in each store, (iii) same day or next day delivery of over 160,000 SKUs, (iv) attractive stores in convenient locations, (v) competitive pricing and (vi) a national warranty program.

         Each of the Company's sales personnel is required to be technically proficient in the workings and application of Automotive Products. See "Personnel Training." This degree of technical proficiency is essential because of the significant portion of the Company's business represented by the Professional Installer. The Company has found that the typical DIY customer often seeks assistance from sales people, particularly in connection with the purchase of hard parts. The Company believes that the ability of its sales personnel to provide such assistance is valued by the DIY customer, and therefore is likely to result in repeat DIY business. To assist the Company's sales personnel in providing customer service, the Company has installed advanced point-of-sale information systems. These systems provide individual stores with access to the Company's data base of manufacturer recommended parts and the ability to locate parts at other stores.

PURCHASING

         In 1993, in connection with the purchase of six (6) stores from APS, the Company entered into a product purchase agreement with APS, a national distributor of a broad array of "Big A" brand and manufacturers branded automotive replacement parts, as well as tools, equipment, supplies and accessories. Under the terms of this agreement, the Company agreed to purchase merchandise from APS over any given four

(4) month consecutive billing period at a minimum average of 80% of the Company's cost of goods less certain exceptions. On September 25, 1995, the Company agreed to extend the purchase agreement through September 2002. Purchases under this agreement aggregated approximately $9.3 million and $12.2 million during the fiscal years ended February 25, 1996 and 1997, respectively. The Company has maintained its accounts payable with APS on a current basis and by reason thereof has been able to take advantage of discounted payment terms offered by APS.

         APS operates approximately 35 warehouses throughout the United States with the nearest warehouse to the Company's stores being located in Monroe, Louisiana, Dallas, Texas and Jackson, Mississippi. APS has been able to provide the Company with same day or next day delivery of needed parts.

         The Company participates in several APS "Big A" programs, among which are the following:

         o A national warranty program ("NWP"). The Company is able to offer its customers a NWP, good at approximately 2,000 Big A parts sources across the country. This program is fully funded by APS.

         o A national advertising program. The Company believes that because of the expanse of geographic coverage included in its market area, the national advertising program, plus the NWP, gives the Company stores added recognition and a competitive edge.

         o A national account program. This program makes the Company a pre-approved vendor to most national service centers such as Firestone, Sears, Montgomery Ward, Pep Boys, etc.

         In addition to the above programs, APS provides the Company with: (i) brand name products, (ii) pricing economies through increased purchasing power and (iii) various services, including assistance in marketing, cataloging and inventory control.

         APS is a publicly held corporation whose shares of common stock are traded on the Nasdaq National Market System. According to reports filed by with the Securities and Exchange Commission, APS, formed in 1989, believes that it is the second largest wholly owned warehouse distributor of automotive replacement parts in the United States. It supplies parts to more than 1,900 "Big A" parts stores owned by independent jobbers and over 500 APS-owned auto parts stores. For the year ended January 25, 1997, APS had net sales of approximately $858.7 million and a loss of approximately $10.8 million. Its total stockholders' equity at January 25, 1997 was approximately $114.5 million.

         A disruption of the Company's vendor relationship with APS, or a material change in any of the terms of purchase, advertising, incentive or other programs offered by APS, would likely materially adversely affect the Company's business. However, the Company believes that if its relationship with APS were to end, it would be able to replace APS with another national distributor of similar parts which offers similar programs.

INVENTORY MANAGEMENT

         The Company believes that by purchasing substantially all of its inventory needs from APS, it saves the expense of operating a warehouse for the distribution of APS products which would require a large investment in inventory and fixed assets. The Company further believes that APS, with its national buying power, is able to keep the Company competitive, as well as meet all of the Company's future needs.

         The Company maintains an inventory control department which, with the help of APS and their vendors, assures that the inventory in the stores is current and up-to-date. The department is constantly adding new SKUs and deleting SKUs that have become less popular. APS provides the Company with the ability to return substantially all APS inventory, thereby virtually eliminating loss from obsolescence.

         All inventory is maintained on a computer which establishes a minimum and a maximum order point for each SKU. The Company is in the process of upgrading its computer system to better enable management to monitor sales and recommend stocking levels to its stores. The Company's computer system is equipped with electronic cataloging that has improved productivity. The computer system also supplies the Company with productivity reports by counter and sales personnel.

MARKETING

         Since a majority of the Company's revenues are derived from the sale of Automotive Products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's Vice Presidents are primarily responsible for the development and maintenance of the Company's Professional Installer business. There are approximately twenty full-time sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company has 150 trucks to provide prompt delivery service to the Professional Installer. Approximately 200 inside technically trained sales personnel market products to retail and wholesale customers.

         The Company promotes sales to DIY consumers through an advertising program which includes direct mail, newspaper and limited radio and television advertising in selected markets. Newspaper advertisements are generally directed toward specific product and price promotions, frequently in connection with specific sales events and promotions. The Company also sponsors several automotive related events in its market area each year in an effort to reach wholesale and retail customers. The Company believes that its advertising and promotional activities have resulted in significant name recognition in its market area.

         The Company believes that a competitive pricing policy is essential within product categories in order to compete successfully. Product pricing is generally established to meet the pricing policies of competitors in the market area served by each store. Most automotive products sold by the Company are priced at discounts from the manufacturer suggested list prices and additional savings are offered through volume discounts and special promotional pricing.

PERSONNEL TRAINING

         The Company believes that technical proficiency on the part of each sales person is essential to meet the needs of its customers, particularly the Professional Installer, and that as a result of the Company's training program, the enhanced technical proficiency of its sales personnel provides the Company with a significant advantage over the smaller retail operators and the less specialized mass merchandisers.

         The Company's training function is led and managed by its Vice Presidents through a series of bi-weekly, monthly and semi-annual sessions for store managers and sales personnel. The Company views its training and development program as the key to its continued long term success. Management believes that if it trains, develops, manages and motivates the Company's employees properly, then customers, in turn, will receive the superior service the Company views as its competitive advantage in the marketplace.

COMPETITION

         The automotive parts aftermarket is highly competitive. Automotive products, similar or identical to those sold at the Company's stores, are generally available from a variety of different competitors in the communities served by the Company's stores. The principle modes of competition arc customer service, merchandise selection and availability, location and price.

         The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), Carquest and All Pro. Competitors in the DIY portion of its business within its current market area include automotive parts chains such as AutoZone, Western Auto and Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandisers, discount and convenience chains that carry automotive products. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have a material adverse effect on the Company's operations.

         Although the Company believes that it competes effectively in its market area, some of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.

EMPLOYEES

         As of February 25, 1997, the Company had 406 employees, 147 of whom are employed at the Company's traditional stores, 58 are employed at the Company's wholesale stores, 24 are engaged as sales personnel, 150 are engaged as delivery personnel and 27 are engaged as corporate and administrative personnel. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

         The Company owns no registered service marks or trademarks. The Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright.

LEGAL

         The Company is not a party to any material legal proceedings.

                         ACQUISITION OF JACKSON STORES

         On October 25, 1996, the Company consummated the acquisition from Parts, Inc., an affiliate of APS, of twelve automotive parts stores located in the central part of the State of Mississippi. Seven of such stores are located in and around Jackson, Mississippi. Of the twelve stores acquired, three were opened during the 1970's, seven during the 1980's and two during the period from 1990 to 1994. The total purchase price was approximately $2.5 million.

         The Jackson Stores operations are similar to that of the Company's with approximately 90% of the aggregate sales being from hard parts, approximately 50% of sales being to Professional Installers and the balance being to DIY customers. The Jackson Stores' primary competitor is AutoZone whose stores are generally located near each of the Jackson Stores.

ITEM 2.  DESCRIPTION PROPERTIES

         The Company operates 36 auto parts stores and two machine shops in 27 cities located in Louisiana, Mississippi and Eastern Texas. Of such stores, three are leased from the Company's founder and President, Randall B. Rankin, with the remaining 33 stores being leased from nonaffiliated third parties. In addition, the Company leases one of two machine shops, a 2,200 sq. ft. storage facility and the Company's executive offices located at 3510 MacLee Drive, Alexandria, Louisiana from Mr. Rankin. The Company stores generally range in size from 4,200 to 10,000 square feet. See "Item 13" for information with regard to the terms of the leases with Mr. Rankin.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         From the effective date of Company's initial public offering on November 18, 1996, the Company's Common Stock has been and continues to be traded on the over-the-counter market and is included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). There was no public market for the Company's Common Stock prior to November 18, 1996.

         The following table sets forth the range of high and low bid information for the Company's Common Stock for the period from the initial public offering to the end of the fourth quarter of 1996.


   Fiscal 1997                                                High         Low
   -----------                                                ----         ---
   Third Quarter (November 18, 1996 - November 26, 1996)     14 7/8     10 3/8
   Fourth Quarter (November 27, 1996 - February 25, 1997)    20 3/4     12 1/8

         The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

HOLDERS

         As of February 25, 1997 the approximate number of holders of record of the Company's Common Stock was 17 and the approximate number of beneficial holders, including individual participants in security position listings with clearing agencies, was 1200.

DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management of the Company to utilize all available funds for working capital and expansion of operations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company opened its first store in 1979 and expanded to seven stores by fiscal 1993. In 1993, the Company entered into a product purchasing agreement with APS. In fiscal 1994, the Company acquired from APS five automotive parts stores and a machine shop located in and around Monroe, Louisiana, for a total purchase price of approximately $2.5 million. During the fiscal year ended February 25, 1995, the Company acquired four additional automotive parts stores for a total purchase price of approximately $1.5 million. During the fiscal year ended February 25, 1996, the Company (i) acquired five additional automotive parts stores for a total purchase price of approximately $1.7 minion, four of which were acquired from APS (who had recently acquired them from USA Auto Stores, Inc.) for a total purchase price of approximately $1.3 million, (ii) closed one store and opened two stores. In May and July 1996, the Company acquired two additional automotive parts stores for a total purchase price of approximately $900,000 and on October 25, 1996 the Company acquired the twelve Jackson Stores for a total purchase price of approximately $2.5 million. As a result of these acquisitions, the Company's net sales have increased from approximately $4.1 million for the fiscal year ended February 25, 1993 to approximately $30.0 million for the fiscal year ended February 25, 1997.

         The decline in net earnings for the year ended February 25, 1997 was due to negative results in fourth quarter operations. During the fourth quarter the Company experienced a net loss of approximately $375,000, ($.08 per share). Much of the loss in the fourth quarter was attributable to higher than expected costs incurred in integrating the Jackson stores into the Company's operations, sales for the Jackson stores being less than expected and a decline in other stores sales with no concurrent reduction in those stores operating expenses.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results for the Company as a percentage of net sales.

                                                                Year Ended
                                                                February 25,
                                                                ------------
                                                                1996      1997
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . 100.0%     100.0%
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . .  66.8       66.2
                                                              -----      -----
    Gross profit  . . . . . . . . . . . . . . . . . . . . . .  33.2       33.8
Operating, selling, general and administrative expenses . . .  29.2       31.7
                                                              -----      -----
    Earnings from operations  . . . . . . . . . . . . . . . .   4.0        2.1
Interest expense  . . . . . . . . . . . . . . . . . . . . . .   2.5        1.4
                                                              -----
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .   -           .2
                                                              -----      -----
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .   1.5%        .5%
                                                              =====      =====

Year Ended February 25, 1996 Compared to Year Ended February 25, 1997

         Net Sales. Product sales increased approximately $8.9 million, or approximately 42.4%, from approximately $21.0 million from the year ended February 25, 1996 to $29.9 million for year of 1997. Approximately $4.4 million of the increase was due to the acquisitions which occurred in May, July and October 1996 and the remaining increase was due primarily to an increase in same store sales and acquisitions which were consummated in the prior year.
See "Business - Operating Strategy" and "Business - Recent Acquisitions."

         Cost of Goods Sold. Cost of goods sold increased from approximately $14.1 million (66.8% of net sales) for the year ended February 25, 1996 to approximately $19.8 million (66.2% of net sales) for the fiscal year of 1997. The increase in the dollar amount of cost of goods sold was attributable to sales increases. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to management's continuing emphasis on improving profit margins through price adjustments, improved purchasing methods and promoting higher profit items offset somewhat by additional costs in connection with the Jackson store acquisition.

         Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses ("OSG&A") increased from approximately $6.1 million (approximately 29.2% of net sales) for the year ended February 25, 1996 to approximately $9.5 million (approximately 31.7% of net sales) for fiscal of 1997. The increase resulted primarily from store acquisitions. The increase in OSG&A as a percentage of net sales for the year ended February 25, 1997 was due primarily to higher than expected costs incurred in integrating the Jackson stores into the Company's operations.

         For the nine month period ended November 25,1996 net sales, pre-acquisition, were approximately $21.0 million for an average of approximately $7.2 million per quarter. Net sales for the fourth quarter for the comparable stores were approximately $6.2 million. Net sales of the Jackson
stores for the last quarter were approximately $2.2 million.   OSG&A for the
Company's pre-acquisition stores remained relatively constant throughout the year. As a result, the decline in net sales realized by the pre-acquisition stores for the last quarter resulted in an increase in OSG&A as a percentage of net sales to approximately 36.7% for such quarter. The OSG&A as a percentage of net sales was approximately 37.2% for the Mississippi stores for the last quarter. Included in the OSG&A for the Jackson stores was an increase in selling expense due to the employment of additional supervisory personnel to oversee the Jackson store operations.

         Interest Expense. Interest Expense decreased from approximately $519,000 (approximately 2.5% of the sales) for the fiscal year ended February 25, 1996 to approximately $427,000 (approximately 1.4% of net sales) for the comparable year ended February 25, 1997. The dollar and percentage decreases were primarily attributable to the retirement of debt with funds received as proceeds of the initial public offering in November, 1996.

         Income Taxes. Income taxes increased form approximately $5,000 (actual tax rate of approximately 2%) for the fiscal year ended February 25, 1996 to approximately $65,000 (approximately 32% tax rate) for the comparable year ended February 25, 1997. See Footnote 9 to accompanying audited financial statements for further explanation.

         New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This pronouncement requires impairment losses to be recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 on February 26, 1996, and the effect of adoption was not material to the financial statements.

         SFAS No. 123 "Accounting for Stock Based Compensation" was issued by the FASB in October, 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies who have not done so already to, either adopt the accounting method promulgated by Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees" to measure compensation, or to adopt the fair value base method prescribed by SFAS No. 123. As discussed in Note 9 to the Company's financial statements, the Company only recently (August 27, 1997) adopted an employee stock option plan. No plans existed prior to this date. Management has adopted the accounting methods prescribed by APB No. 25.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements have been the funding of new store acquisitions, increased inventory levels and accounts receivables and the expansion of the Company's delivery fleet of vehicles. New store acquisitions and the expansion of the delivery fleet have been funded by borrowings secured by Company assets and a personal guarantee by Mr. Rankin and more recently from the proceeds received from the Company's initial public offering.

         The Company proposes to expand its operations by acquiring eight to twelve stores in the next twelve month period. The total cost of the additional eight to twelve stores is expected to range from approximately $3 to $5 million. The cost of acquiring such stores is expected to come from available cash, cash from operations and the Company's line of credit with Hibernia National Bank. The Company has a line of credit of $5 million with the bank. Loan financing will be sought only in connection with acquisitions if available funds are insufficient to consummate the purchase. If such loan financing occurs, the Company will be subject to the risks that interest rates may fluctuate and the cash flow from such acquisition or acquisitions may be insufficient to pay the principal and interest on such indebtedness. At February 25, 1997 approximately $3.6 million was available under the line of credit.

         The Company has agreed, for a seven-year period commencing on September 25, 1995, to purchase merchandise from APS, over any given four-month consecutive billing period, at a minimum average of 80% of the Company's cost of goods as defined, and not perform any bulk transfer of assets nor transfer its leasehold interest in properties where it conducts business without giving APS a 45-day written notice and giving APS the right of first refusal.

         Management believes that the Company's existing cash, cash expected to be provided by operating activities and debt financing available are sufficient to fund the capital needs of the Company for the foreseeable future.

INFLATION AND SEASONALITY

         The Company does not believe its operations are materially affected by inflation. The Company has been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.

         Store sales have historically been somewhat higher in the first and second quarters (March through August).

ITEM 7. FINANCIAL STATEMENTS

         The information required by this Item is found immediately following the signature page of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS

         The following table sets forth the names and ages of all executive officers of the Company at February 25, 1997, including all positions and offices with the Company held by him, and the period during which he has served as such.

      Name                       Age      Position
      ----                       ---      --------
      Randall B. Rankin          48       President and Director
      Charles E. Elliott         55       Chief Financial Officer and Controller
      Ricky D. Gunn              39       Vice President and Director
      Harris Lake Smith, Jr      40       Vice President and Director

         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his successor is duly elected and qualified. Mr. Randall Rankin is a party to an employment agreement with the Company through November, 1998. The following is a summary of the business experience during the past five years of each of the Company's executive officers.

         RANDALL B. RANKIN has been President of the Company since its inception in 1978. Prior thereto, he operated the business as a sole proprietorship since its founding in 1968. He has essentially spent his entire adult life in various sales, marketing and administrative capacities with the Company. Mr. Rankin has served on numerous warehouse associations and councils, advising aftermarket manufacturers on the needs of the auto parts industry. He is President- elect of the Louisiana Auto Parts Association.

         CHARLES E. ELLIOTT has been the Company's Chief Financial Officer since January 1995. He has served in many different capacities in finance, business planning and marketing. Prior to his employment with the Company, he was director of Angel Care, Inc., a non-profit organization formed to administer therapy and counseling for developmentally disabled infants (1991-1995); and was co-owner and operator of a school in South Florida primarily for the certification of contractors (1987-1991). Mr. Elliott has an MBA from Loyola University in New Orleans, Louisiana with majors in finance and accounting.

         RICKY D. GUNN is a Vice President of the Company and is responsible for the Company's North Louisiana operations which is the largest operating division of the Company. Mr. Gunn began his automotive aftermarket experience in February 1976 with Motor Supply Company in Monroe, Louisiana. In 1987 he joined APS, and became Division Manager when the Monroe stores were acquired by APS. He joined the Company in May 1993 as Vice President when the Monroe stores were acquired by the Company. Mr. Gunn is active on many advisory councils throughout the auto parts industry including the "Big A" Jobber Council. He became a director of the Company in August 1996.

         HARRIS LAKE SMITH, JR. is a Vice President of the Company and is responsible for the Company's East Texas operations. He began his employment with the Company in 1974 as an outside sales person covering the East Texas market. He started the Lufkin, Texas operation in 1991 and opened the Nacogdoches, Texas operation in early 1992. Mr. Smith is active on several advisory councils including the "Big A" Jobber

Council. He is also active in the Texas Auto Parts Association. He became a director of the Company in August 1996.

DIRECTORS

         Reference is made to the Company's definitive proxy statement for the 1997 annual shareholders meeting involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive proxy statement for the 1997 annual meeting of shareholders involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's definitive proxy statement for the 1997 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive proxy statement for the 1997 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibit
   Number                              Description
   ------                              -----------
  3.  (a) Articles of Incorporation, as amended*
      (b) By-laws*
  4.      Form of Common Stock Certificate*
  10. (a) Copy of Stock Option Plan*
      (b) Copy of Underwriter's Warrant Agreement*
      (c) Copy of Product Purchase Agreement between the Registrant and A.P.S., Inc.*
      (d) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated September 1, 1993
          (corporate office)*
      (a) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated  July 1, 1991 (machine shop)*
      (f) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated      July 1. 1991
          (Monroe Street store)*

      (g) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1,
          1991 (South MacArthur Drive stores and redistribution facility)*
      (h) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (storage facility)*
      (i) Copy of Agreement of Sale by and Between Registrant and Parts, Inc. dated September 12, 1996 relating to the acquisition of the Jackson Stores*
      (j) Copy of Agreement of Sale between Registrant and American Parts System, Inc. dated October 20, 1994 relating to the acquisition of the Hammond Stores*
      (k) Copy of employment contract between the Registrant and Mr. Randall Rankin*
      (1) Commitment Letter from Hibernia National Bank dated September 11, 1996*
      (m) Copy of Lock-up Agreement between the Registrant and Mr. Randall Rankin*
      27  Financial Data Schedule


-------------------------
* Incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-5562-A) ordered effective November 18, 1996.

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



         Dated: May 23, 1997         RANKIN AUTOMOTIVE GROUP, INC.

                                     By: /s/ RANDALL B. RANKIN
                                         ---------------------------------------
                                         Randall B. Rankin, President and Chief
                                         Executive Officer


                                     By: /s/ CHARLES ELLIOT
                                         ---------------------------------------
                                         Charles Elliot, Chief Financial Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ RANDALL B. RANKIN         Director          May 23         , 1997
-------------------------                       ---------------
Randall B. Rankin


/s/ OTIS CANNON               Director          May 23         , 1997
-------------------------                       ---------------
Otis Al Cannon, Jr.


/s/ RICKY GUNN                Director          May 23         , 1997
-------------------------                       ---------------
Ricky D. Gunn


/s/ HARRIS SMITH              Director          May 23         , 1997
-------------------------                       ---------------
Harris Lake Smith, Jr.



                              Director                         , 1997
-------------------------                       ---------------
Ricky L. Sooter, Esq.

RANKIN AUTOMOTIVE GROUP, INC.

FINANCIAL STATEMENTS FOR THE YEARS ENDED
FEBRUARY 25, 1996 AND 1997 AND INDEPENDENT
AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


Board of Directors
Rankin Automotive Group, Inc.
Alexandria, Louisiana

We have audited the accompanying balance sheet of Rankin Automotive Group, Inc. as of February 25, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 1997, and the results of its operations and its cash flows for each of the two years in the period ended February 25, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
New Orleans, Louisiana
April 18, 1997


RANKIN AUTOMOTIVE GROUP, INC.

BALANCE SHEET
FEBRUARY 25, 1997
------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 4,022,287
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $9,000       2,125,352
    Related party                                                    20,035
  Inventory                                                      10,249,572
  Prepaid expenses and other current assets                         117,526
                                                                -----------

          Total current assets                                   16,534,772

PROPERTY, PLANT AND EQUIPMENT - net                               1,342,526

GOODWILL AND INTANGIBLE ASSETS - net                                651,260
                                                                -----------

TOTAL                                                           $18,528,558
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $ 2,552,371
  Accrued expenses                                                  714,994
  Current portion of long-term debt                                 114,378
                                                                -----------

           Total current liabilities                              3,381,743

LONG-TERM DEBT                                                    1,519,022
                                                                -----------

           Total liabilities                                      4,900,765
                                                                -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares authorized,
    none issued                                                          --
  Common stock, $.01 par value; 10,000,000 shares authorized,
    4,550,000 shares issued and outstanding                          45,500
  Paid-in capital                                                13,083,830
  Retained earnings                                                 498,463
                                                                -----------

                                                                 13,627,793
                                                                -----------

TOTAL                                                           $18,528,558
                                                                ===========

See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 25, 1996 AND 1997
------------------------------------------------------------------------------


                                         1996            1997


NET SALES                        $ 21,032,495    $ 29,946,333

COST OF GOODS SOLD                (14,052,476)    (19,825,239)
                                 ------------    ------------

           Gross profit             6,980,019      10,121,094

OPERATING, SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES      (6,146,580)     (9,489,231)
                                 ------------    ------------

EARNINGS FROM OPERATIONS              833,439         631,863

INTEREST EXPENSE                     (518,684)       (426,852)
                                 ------------    ------------

EARNINGS BEFORE INCOME TAXES          314,755         205,011

INCOME TAXES                            5,000          65,000
                                 ------------    ------------

NET EARNINGS                     $    309,755    $    140,011
                                 ============    ------------

NET EARNINGS PER COMMON SHARE    $       0.10    $       0.04
                                 ------------    ------------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       3,050,000       3,442,000
                                 ============    ============


See notes to financial statements.


RANKIN AUTOMOTIVE GROUP, INC

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 25, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------

                                                               Common Stock        Additional
                                                       -----------------------       Paid-in      Retained
                                                         Shares        Amount       Capital      Earnings       Total

BALANCE AT FEBRUARY 25, 1995                           3,050,000   $    30,500   $   106,348   $    48,697   $   185,545

Net earnings for the year ended February 25, 1996           --            --            --         309,755       309,755
                                                       ---------   -----------   -----------   -----------   -----------

BALANCE AT FEBRUARY 25, 1996                           3,050,000        30,500       106,348       358,452       495,300

Net earnings for the year ended February 25, 1997                                                  140,011       140,011

Issuance of common stock                               1,500,000        15,000    12,977,482                  12,992,482
                                                       ---------   -----------   -----------   -----------   -----------

BALANCE AT FEBRUARY 25, 1997                           4,550,000   $    45,500   $13,083,830   $   498,463   $13,627,793
                                                       =========   ===========   ===========   ===========   ===========


See notes to financial statements



RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 25, 1996 AND 1997
----------------------------------------------------------------------------------------------


                                                                         1996            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $    309,755    $    140,011
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   182,201         270,221
      Changes in assets and liabilities:
        Increase in accounts receivable                              (369,385)       (506,078)
        Increase in inventories                                      (930,290)     (2,040,553)
        (Increase) decrease in other assets, net                      (86,966)         35,654
        Increase in accounts payable                                  755,892         793,762
        Increase in accrued expenses                                  175,866         297,398
                                                                 ------------    ------------

           Net cash provided by (used in) operating activities         37,073      (1,009,585)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                           (236,274)       (458,833)
  Cash paid in connection with acquisitions                          (323,000)           --
                                                                 ------------    ------------

           Net cash used in investing activities                     (559,274)       (458,833)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering                                          --        12,992,482
  Borrowings under revolving line of credit                         8,313,809      32,982,504
  Repayments of borrowings under revolving
    line of credit                                                 (4,169,930)    (35,717,159)
  Proceeds from other long-term obligations                           854,523            --
  Repayments of other long-term obligations                        (4,321,657)     (4,930,560)
  Decrease in notes payable to stockholder                            (18,826)       (145,706)
                                                                 ------------    ------------

           Net cash provided by financing activities                  657,919       5,181,561
                                                                 ------------    ------------

NET INCREASE IN CASH                                                  135,718       3,713,143

CASH, BEGINNING OF YEAR                                               173,426         309,144
                                                                 ------------    ------------

CASH, END OF YEAR                                                $    309,144    $  4,022,287
                                                                 ============    ============


See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    DESCRIPTION OF ORGANIZATION AND BUSINESS

      BUSINESS - Rankin Automotive Group, Inc., (the Company) was incorporated under the laws of the State of Louisiana in June 1978 and is a specialty wholesaler and retailer of automotive replacement parts, maintenance items and accessories for the professional installer and "do it yourself" markets through stores located in Louisiana, Mississippi and East Texas.

2.    COMPLETION OF PUBLIC OFFERING

      On November 21, 1996, the Company completed a public offering whereby the Company issued 1,500,000 shares of common stock for gross proceeds of $15,000,000 ($12,992,482 net of underwriting commissions and expenses).

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVENTORIES - Inventories, which consist of automotive hard parts, maintenance items, accessories and tools, are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT, NET - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Accelerated methods are used for tax purposes.

      INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and customer lists. These assets are being amortized on a straight-line basis over 5 to 25 years. Accumulated amortization amounted to approximately $15,000 at February 25, 1997.

      Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

      PRE-OPENING COSTS - Cost associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

      ADVERTISING - The Company expenses its share of all advertising costs as such costs are incurred. The portion of advertising expenditures which are to be recovered from vendors and other cooperative programs are recorded as a receivable. The Company does not defer any portion of its share of advertising costs.

      INCOME TAXES - The Company accounts for income taxes using the liability method.

      CONCENTRATION OF CREDIT RISK - The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements as soon as they become probable.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments such as accounts receivable, accounts payable and long-term debt approximate their carrying amounts.

      NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
      (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This pronouncement requires impairment losses to be recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in the first quarter of 1997 and its adoption did not have a material effect on the financial statements.

      On March 3, 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structure. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard. The Company does not expect that the adoption of SFAS No. 125 will have a material impact on EPS as presently calculated.

4.    ACQUISITION OF BUSINESSES

      During the year ended February 25, 1997, the Company acquired fourteen auto parts stores (all of which were acquired from A.P.S., Inc.). During the year ended February 25, 1996, the Company acquired five auto parts stores (four of which were acquired from A.P.S., Inc. who had acquired them from U.S.A. Auto Parts, Inc.). These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon their estimated fair values as of the dates of acquisition. The Company paid cash totaling approximately $-0-in 1997 and $323,000 in 1996, and incurred debt to the seller of approximately $3,450,000 in 1997 and $1,354,000 in 1996 in exchange for assets with a purchase price of approximately $3,450,000 in 1997 and $1,677,000 in 1996. The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred on February 26, 1995 (in thousands except per share data):


                                                         1996      1997

        Net sales                                       $35,170   $37,182
        Net earnings                                        481       149
        Net earnings per share                              .16       .04

      The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1995 or of future results of operations of the combined companies.

5.    ACCOUNTS RECEIVABLE, RELATED PARTY

      Accounts receivable, related party, represents non-interest bearing trade receivables from a company partially owned and a company wholly owned by the principal stockholder of the Company and are due within thirty days.

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at February 25, 1997:

                                                                           LIFE
                                                                          (YEARS)
        Furniture and fixtures and other office equipment   $   492,456    5-7
        Leasehold improvements                                  311,316    10-15
        Warehouse equipment                                     715,348    10-15
        Transportation equipment                              1,031,668       5
                                                            -----------
                                                              2,550,788
        Less:  accumulated depreciation and amortization     (1,208,262)
                                                            -----------

                                                            $ 1,342,526
                                                            ===========

7.    LONG-TERM DEBT

      Long-term debt at February 25, 1997, consist of the following:

        Borrowing under revolving line of credit with a maximum
        amount of $5,000,000 with a bank requiring monthly payments of interest at prime plus .25% (8.50% at February 25, 1997) with principal due December 1, 2001 collateralized by substantially all assets of the Company and personally guaranteed by the
        principal stockholder of the Company                                   $ 1,409,224

        Various notes payable and other obligations, requiring monthly installments of approximately $6,000 including interest at various
        rates; a portion of which are collateralized by equipment and vehicles     224,176
                                                                               -----------
                                                                                 1,633,400
        Less current maturities                                                   (114,378)
                                                                               -----------

                                                                               $ 1,519,022
                                                                               ===========


      Aggregate maturities of long-term debt are as follows for the years ending February 25,

        1998                                                        $  114,378
        1999                                                            49,284
        2000                                                            38,270
        2001                                                         1,431,468
                                                                    ----------

                                                                    $1,633,400
                                                                    ==========

      The revolving line of credit agreement contains certain financial covenants relating to, among other things, current ratio, debt to equity ratio, net working capital, and net worth. The Company was in compliance with these covenants at February 25, 1997.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following at February 25, 1997:

        Accrued payroll and related taxes                             $466,135
        Other                                                          248,859
                                                                      --------

                                                                      $714,994
                                                                      ========

9.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of February 25, 1997 are as follows:

        Deferred tax assets -
          Vacation pay and other expenses not currently deductible     $ 25,000

        Deferred tax liabilities -
          Accelerated depreciation and other                            (65,000)
                                                                       --------

        Net deferred tax liabilities                                   $(40,000)
                                                                       ========

      The components of income taxes are as follows:

                                                           1996         1997

        Currently payable                                $ 5,000      $25,000
        Deferred                                              --       40,000
                                                         -------      -------

                                                         $ 5,000      $65,000
                                                         =======      =======

      Income taxes differ from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes. The reasons for these differences are as follows (in thousands):

                                                        Year Ended
                                                       February 25,
                                                ------------------------
                                                     1996           1997

        Taxes computed at statutory rates       $ 107,000      $  70,000
        Increase (decrease) in taxes due to:
          Change in valuation allowance          (117,000)            --
          Other, net                               15,000         (5,000)
                                                ---------      ---------

                                                $   5,000      $  65,000
                                                =========      =========

        Actual tax rate                               2 %           32 %

      At February 25, 1996, the Company's management reevaluated the previously established valuation allowance on its deferred tax assets and determined that it was more likely than not that the deferred tax asset would be realized and reversed the entire valuation allowance.

      Income taxes paid were not significant in 1996 or 1997.

10.   STOCKHOLDERS' EQUITY

      In connection with the public offering, on August 28, 1996, the Board of Directors approved an increase in the Company's capital stock authorized from 1,000 shares to 10,000,000 shares of $.01 par value common stock and authorized 2,000,000 shares of no par value preferred stock. On August 28, 1996, the Company also effected a stock split whereby each share of common stock was exchanged for 3,050 shares of common stock. The weighted average common shares outstanding and all share data has been restated for all periods presented.

      The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative, participating, option or other special rights, and qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of February 25, 1997, the Board had not authorized any issuances of any series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

      The Board also instituted a stock option plan under which 250,000 shares of common stock are reserved for issuance at no less than the fair market value of the stock at the date of grant. Options to purchase 6,000 shares of common stock were granted in August 1996 and are exercisable at $10 per share. All such options are outstanding at February 25, 1997.

      The Company is applying APB Opinion No. 25 and related interpretations in accounting for the stock option plan. All shares granted in 1997 were at the estimated fair market value on the date of grant. Accordingly, no compensation expense has been recognized. If the Company determined compensation cost based on the fair value at the date of grant, consistent with the requirements of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation," the effect on the Company's net earnings and net earnings per share would not have been material and, accordingly, the pro forma effects of such costs have not been presented. In computing these pro forma amounts the

      Company has assumed a risk-free interest rate equal to approximately 6-1/2% and expected life of approximately 3 years. The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts.

11.   COMMITMENTS AND CONTINGENCIES

      PURCHASE COMMITMENTS

      On September 25, 1995, the Company entered into an amended product purchase agreement with A.P.S., Inc. ("APS"), a national distributor of replacement auto parts. Under the terms of this agreement, the Company agreed, for a seven-year period commencing on September 25, 1995, to purchase merchandise from APS, over any given four-month consecutive billing period at a minimum average of 80% of the Company's cost of goods as defined, and not perform any bulk transfer of assets nor transfer its leasehold interest in properties where it conducts business without giving APS a 45-day written notice and giving APS the right of first refusal. Purchases under this and the previous similar agreements aggregated approximately $9,300,000 and $12,200,000 in 1996 and 1997, respectively.

      Currently, the Company purchases most of its inventory from APS. A sufficient number of other suppliers and/or manufacturers could supply the same inventory. A disruption of this vendor relationship, or a material reduction in any of the terms of purchase, advertising, incentive or other programs, would likely materially adversely affect the Company's business.

      LEASES

      The Company leases three of its stores, a machine shop, a storage facility, and its administrative offices from the principal stockholder of the Company and 26 (including 19 from APS) of its stores from unrelated parties under noncancelable operating leases. In addition the Company leases 7 of its stores from unrelated parties on a month to month basis. Such leases to unrelated parties expire during the fiscal years 1998 to 2002. Rent expense under leases with the principal stockholder aggregated approximately $211,000 in 1996 and $244,000 in 1997. Rent expense to other parties aggregated $346,000 in 1996 and $520,000 in 1997. Most leases include provisions for lease extensions and also require the Company to pay real estate taxes, insurance and certain other expenses.

      Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more, for each of the next five years and thereafter are as follows:

                                     Principal
                                    Stockholder

        1998                        $  262,000     $  686,000     $  948,000
        1999                           262,000        667,000        929,000
        2000                           262,000        571,000        833,000
        2001                           262,000        424,000        686,000
        Thereafter                     987,000        228,000      1,215,000
                                    ----------     ----------     ----------

                                    $2,035,000     $2,576,000     $4,611,000
                                    ==========     ==========     ==========

      The Company subleases a portion of one of its locations and sublease rental income amounted to approximately $78,000 in 1996 and $15,000 in 1997. There are no significant sublease commitments at February 28, 1997.

12.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

                                                                 Year Ended
                                                                 February 25,
                                                          -------------------------
                                                              1996           1997

        Noncash investing and financing activities:
          Purchase of stores financed by seller           $1,677,000     $3,450,000
          Cash paid for interest                             545,000        487,200


                                    ******

                                 EXHIBIT INDEX

  Exhibit
   Number                              Description
   ------                              -----------
  3.  (a)     Articles of Incorporation, as amended*
      (b)     By-laws*
  4.          Form of Common Stock Certificate*
  10. (a)     Copy of Stock Option Plan*
      (b)     Copy of Underwriter's Warrant Agreement*
      (c)     Copy of Product Purchase Agreement between the Registrant and A.P.S., Inc.*
      (d)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated September 1, 1993
              (corporate office)*
      (a)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated  July 1, 1991 (machine shop)*
      (f)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated      July 1. 1991
              (Monroe Street store)*
      (g)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1,
              1991 (South MacArthur Drive stores and redistribution facility)*
      (h)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (storage facility)*
      (i)     Copy of Agreement of Sale by and Between Registrant and Parts, Inc. dated September 12, 1996 relating to the acquisition of the Jackson Stores*
      (j)     Copy of Agreement of Sale between Registrant and American Parts System, Inc. dated October 20, 1994 relating to the acquisition of the Hammond Stores*
      (k)     Copy of employment contract between the Registrant and Mr. Randall Rankin*
      (1)     Commitment Letter from Hibernia National Bank dated September 11, 19%*
      (m)     Copy of Lock-up Agreement between the Registrant and Mr. Randall Rankin*
      27.     Financial Data Schedule


_________________________________
* Incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-5562-A) ordered effective November 18, 1996.