Form 10-Q
period 1997-05-25
RANKIN AUTOMOTIVE GROUP INC
filed 1997-07-09
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

[Mark One]
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

For quarterly period ended May 25, 1997

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

Commission File No:  0-28812

                         RANKIN AUTOMOTIVE GROUP, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Louisiana                                          72-0838383
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

          3709 S. MacArthur Drive,
             Alexandria, Louisiana                                    71302
----------------------------------------------        ------------------------------------
(address of principal executive offices)                            (Zip Code)


                                 (318) 487-1081
             -----------------------------------------------------
               Registrant's telephone number, including Area Code

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X     NO _____

         As of May 25, 1997, 4,550,000 shares of Common Stock were outstanding.

                         RANKIN AUTOMOTIVE GROUP, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - February 25, 1997 and May 25, 1997 (unaudited)

                  Condensed Statements of Operations -
                  Three months ended May 25,
                  1996 and 1997.  (unaudited)

                  Condensed Statements of Cash Flows - Three months ended May 25, 1996 and 1997 (unaudited)

                  Notes to Condensed Financial Statements - Three months ended May 25, 1996 and 1997 (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         RANKIN AUTOMOTIVE GROUP, INC.

PART II  -  OTHER INFORMATION


Part II  -        Other Information

                  Item 1 - 5    None

                  Item 6.       Exhibits and Reports on Form 8-K

                                27 Financial Data Schedule (for SEC use only)

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RANKIN AUTOMOTIVE GROUP, INC.

                                  /s/  Randall B. Rankin
                                  ------------------------------------------
                                  Randall B. Rankin, Chief Executive Officer

       July 9, 1997               /s/  Deborah N. Eddlemon
---------------------------       ------------------------------------------
           DATE                   Deborah N. Eddlemon, Chief Financial Officer
                                                    and Treasurer

PART I.  FINANCIAL INFORMATION

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------

ASSETS                                                                FEBRUARY 25,         MAY 25,
                                                                          1997*             1997
                                                                                         (UNAUDITED)

CURRENT ASSETS:                                                       $ 4,022,287        $ 4,103,075
   Cash
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $9,000            2,125,352          2,389,058
     Related party                                                         20,035             14,858
   Inventories                                                         10,249,572         11,321,520
   Prepaid expenses and other current assets                              117,526            122,364
                                                                      -----------        -----------

         Total current assets                                          16,534,772          7,950,875
PROPERTY AND EQUIPMENT,  Net                                            1,342,526          1,487,639
INTANGIBLE ASSETS, Net                                                    651,260            648,602
                                                                      -----------        -----------
TOTAL                                                                  18,528,558         20,087,116
                                                                      -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                            $ 2,552,371        $ 2,865,742
   Accrued expenses                                                       714,994            636,781
   Current portion of long-term debt                                      114,378            116,210
                                                                      -----------        -----------

         Total current liabilities                                      3,381,743          3,618,733
LONG-TERM DEBT, less current portion                                    1,519,022          2,718,295
                                                                      -----------        -----------

         Total liabilities                                              4,900,765          6,337,028

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:                                                          --                 --
   Preferred stock, no par value, 2,000,000 shares authorized
     none issued                                                               --                 --
   Common stock, $.01 par value; 10,000,000 shares authorized,
     4,550,000 shares issued and outstanding                               45,500             45,500
   Additional paid-in capital                                          13,083,830         13,083,830
   Retained earnings                                                      498,463            620,758
                                                                      -----------        -----------
                                                                       13,627,793         13,750,088
                                                                      -----------        -----------
TOTAL                                                                 $18,528,558        $20,087,116
                                                                      -----------        -----------

*The balance sheet at February 25, 1997 has been taken from the audited balance sheet at that date.

See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                              THREE MONTHS ENDED
                                                    MAY 25,
                                         ------------------------------
                                             1996               1997

NET SALES                                $ 6,884,777        $ 9,906,887

COST OF GOODS SOLD                         4,479,075          6,542,025
                                         -----------        -----------

         Gross profit                      2,405,702          3,364,862

OPERATING, SELLING, GENERAL
    AND ADMINISTRATIVE EXPENSES            1,954,539          3,199,472

         Earnings from operations            451,163            165,390

NET INTEREST (EXPENSE) INCOME               (132,479)            19,905
                                         -----------        -----------

EARNINGS BEFORE INCOME TAXES                 318,684            185,295

INCOME TAXES                                 115,000             63,000
                                         -----------        -----------

NET EARNINGS                             $   203,684        $   122,295
                                         -----------        -----------

NET EARNINGS PER COMMON SHARE            $       .07        $       .03
                                         -----------        -----------

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                    3,050,000          4,550,000
                                         -----------        -----------


See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                         MAY 25
                                                             -------------------------------
                                                                 1996               1997
                                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                              $   203,684         $   122,295
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
          Depreciation and amortization                           53,415             101,694
          Changes in assets and liabilities:
             (Increase) in accounts receivable                  (367,654)           (258,529)
             (Increase) in inventories                          (627,525)         (1,071,948)
             Increase in accounts payable and accrued
               expenses                                          565,629             235,158
             Other, net                                           (3,925)             (4,838)
                                                             -----------         -----------
         Net cash (used in) operating activities                (176,376)           (876,168)
                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                      (25,878)           (244,149)
                                                             -----------         -----------


         Net cash used in investing activities                   (25,878)           (244,149)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                   7,081,626           5,367,678
   Repayments of borrowings under revolving line
        of credit                                             (6,752,674)         (4,148,768)
   Repayments of long-term obligations                           (81,388)            (17,805)
   Increase in notes payable to stockholder                        4,675                  --
                                                             -----------         -----------

         Net cash provided by financing activities               252,239           1,201,105
                                                             -----------         -----------

NET INCREASE IN CASH                                              49,985              80,788

CASH, BEGINNING OF PERIOD                                        309,144           4,022,287
                                                             -----------         -----------

CASH, END OF PERIOD                                          $   359,129         $ 4,103,075
                                                             -----------         -----------


See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 25, 1997 (UNAUDITED)
------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements should be read in conjunction with Company's annual financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 25, 1997.

2.       ACQUISITION OF BUSINESSES

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

         On October 25, 1996, the Company acquired 12 auto parts stores. The Company incurred debt to the seller of approximately $2,510,000 in exchange for assets with a purchase price of approximately $2,510,000.

         These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon estimates of their fair values as of the dates of acquisition. The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred on February 26, 1996:

                                                                   THREE MONTHS ENDED
                                                                         MAY 25,
                                                              ---------------------------
                                                                   1996           1997

         Net sales                                            $    9,658     $    9,907
         Net earnings                                                191            122
         Net earnings per share                                      .06            .03

         Weighted average of common shares outstanding         3,050,000      4,550,000

         The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1996 or of future results of operations of the combined companies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The results of the first three months of operations (ended May 25, 1997) of the current fiscal year reflected a sales growth of 43.9%, from $6.9 million for the quarter ended May 25, 1996 to $9.9 million for the comparable period of this year. Earnings were slightly lower ($203,684 for the quarter ended May 25, 1996 compared to $122,295 for the comparable period ended May 25,
1997) due primarily to an increased level of OSG&A expenses resulting from the 15-store growth over that period. Company management is aggressively working to reduce the payroll costs which contributed to the overall cost increase. During the current period, two new stores were opened (Winnfield, LA and Jasper, TX) to bring the total company locations to forty (40). Subsequent to the reported period, the Company acquired another store location on June 25, 1997 in Natchitoches, LA with two new store openings planned for the month of August, 1997.

         The balance sheet items continue to reflect a strong, solvent position with a debt to equity ratio of 0.2 to 1.0 and a current ratio of 5.0 to 1.0. Reserve cash of approximately $4.0 million continues to be maintained in an investment account for future growth strategy implementation.

         Management has commenced improving the internal structure to accommodate the anticipated growth. The strengthening of this internal structure is in the form of additional financial and operational personnel which needs to be in place before the next round of growth through acquisition begins.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical consolidated operating results for the Company as a percentage of Net Sales.

                                                         THREE MONTHS
                                                         ENDED MAY 25
                                                     ---------------------
                                                      1996          1997
                                                     ------        ------

Net Sales ........................................   100.0%       100.0%
Cost of goods sold ...............................    65.1         66.1
       Gross profit...............................    34.9         33.9
Operating, SG&A expenses..........................    28.4         32.3
       Earnings from operations...................     6.5          1.6
Interest (expense) income.........................    (1.9)          .2
Income taxes......................................     1.7           .6
Net earnings......................................     2.9          1.2


Three Months Ended May 25, 1996 Compared to Three Months Ended May 25, 1997.

         Net Sales. Product sales increased approximately $3.0 million, or 43.9%, from approximately $6.9 million for the three months ended May 25, 1996 to $9.9 million for the comparable three month period of 1997. Approximately $3.1 million of the increase was due to the acquisitions which occurred in July and October, 1996 and March, 1997. Same store sales experienced a slight decrease of approximately $100,000 compared to the same period of the previous year.

         Cost of Goods Sold. Cost of Goods Sold increased from approximately $4.5 million (65.1% of Net Sales) for the three months ended May 25, 1996 to approximately $6.5 million (66.1% of Net Sales) for the comparable three months of 1997. The increase in the dollar amount of cost of goods sold was attributable to overall sales increases. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the mix of products sold during the period compared to the same period of the prior year. Sales of chemicals and equipment (lower profit margin items relative to other products) were a larger portion of the total sales for the three months ended May 25, 1997 than they were for the three months ended May 25, 1996.

         Operating, Selling, General, and Administrative Expenses. Operating, selling, general and administrative expenses ("OSG&A") increased from approximately $2.0 million (approximately 28.4% of Net Sales) for the three months ended May 25, 1996 to approximately $3.2 million (32.3% of Net Sales) for the comparable three months of 1997. The increase in OSG&A expenses as a percentage of Net Sales resulted primarily from increased payroll costs. On May 25, 1996, the company owned 25 outlets from which business was conducted compared with the 40 locations existing as of May 25, 1997. This 15-store increase brought with it a higher OSG&A expense level which had the effect of raising the corporate OSG&A percentages.

         Interest Expense. Interest expense decreased from $132,479 (approximately 1.9% of Net Sales ) for the three months ended May 25, 1996 to a Net Interest Income of $19,905 (.2% of Net Sales) for the comparable period for 1997. Some of the proceeds from the IPO in November, 1996 were used to retire substantially all of the outstanding debt of the Company. Long-term debt as of May 25, 1996 was approximately $6.7 million as compared to approximately $2.8 million as of March 25, 1997.

         Income Taxes. Income taxes were recorded at approximately $63,000 (.6% of Net Sales) for the three months ended March 25, 1997 compared to approximately $115,000 (1.7% of Net Sales) for the same period of the prior year.

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT
-------                           -------

 27                    Financial Data Schedule