Form 10-Q
period 1997-08-25
RANKIN AUTOMOTIVE GROUP INC
filed 1997-10-09
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


{Mark One}

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For quarterly period ended August 25, 1997


                                       OR


{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 Commission File No:   0-28812


                         RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   Louisiana                                                     72-0838383
----------------------------------------------                      -------------------------------------
(State or other jurisdiction of incorporation)                      (I.R.S. Employer Indentification No.)


         3709 S. MacArthur Drive
             Alexandria, LA                                                        71302
----------------------------------------                            -------------------------------------
(address of principal executive offices)                                         (zip code)



                                (318) 487-1081
                                ---------------
               Registrant's telephone number, including Area Code

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

                               YES   X    NO
                                   -----     -----

         As of August 25, 1997, 4,535,000 shares of common stock were outstanding.

                         RANKIN AUTOMOTIVE GROUP, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets - February 25, 1997 and August 25, 1997 (unaudited)

                 Condensed Statements of Operations - Three months ended August 25, 1996 and 1997 and Six months ended August 25, 1996 and 1997

                 Condensed Statements of Cash Flows - Six months ended August 25, 1996 and 1997

                 Notes to Condensed Financial Statements - Six months ended August 25, 1996 and 1997 (unaudited)


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION



                 Other Information

                 Item 1 - 5       None

                 Item  6          Exhibits and Reports on Form 8 - K

                                  27 Financial Data Schedule (for SEC use only)


                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RANKIN AUTOMOTIVE GROUP, INC.


                                    /s/   Randall B. Rankin
                                    --------------------------------------------
                                    Randall B. Rankin, Chief Executive Officer


  October 8, 1997                   /s/   Deborah N. Eddlemon
-------------------                 --------------------------------------------
                                    Deborah N. Eddlemon, Chief Financial Officer
                                                   and Treasurer

PART I.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED BALANCE SHEETS
================================================================================

                                                                      FEBRUARY 25,       AUGUST 25,
ASSETS                                                                    1997              1997
                                                                                          UNAUDITED
CURRENT ASSETS
 Cash                                                                 $  4,022,287      $  4,014,998
Accounts Receivable
  Trade, net of allowance for doubtful accounts of $9,000             $  2,126,352      $  2,694,997
  Related party                                                       $     20,035      $      9,959
Inventories                                                           $ 10,249,572      $ 12,146,748
Prepaid Expenses and other current assets                             $    117,526      $    158,986
                                                                      ------------      ------------

  Total Current Assets                                                $ 16,534,772      $ 19,025,688

PROPERTY AND EQUIPMENT, NET                                           $  1,342,526      $  1,695,502
INTANGIBLE ASSETS, NET                                                $    651,260      $    700,617
                                                                      ------------      ------------

TOTAL ASSETS                                                          $18,528,558       $ 21,421,807
                                                                      ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts Payable, Trade                                              $ 2,552,371       $  3,152,481
 Accrued Expenses                                                     $   714,994       $    555,129
 Current Portion of Long-Term Debt                                    $   114,378       $    147,266
                                                                      -----------       ------------

   Total Current Liabilities                                          $ 3,381,743       $  3,954,876

LONG-TERM DEBT, less current portion                                  $ 1,519,022       $  3,901,213
                                                                      -----------       ------------

   Total Liabilities                                                  $ 4,900,765       $  7,856,089
                                                                      -----------       ------------

COMMITMENTS AND CONTINGENCIES                                         $         0       $          0

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, 2,000,000 shares authorized,
  none issued                                                         $         0       $          0
Common Stock, $.01 par value, 10,000,000 shares authorized,
  4,550,000 shares issued and outstanding                             $    45,500       $     45,500
Additional paid-in capital                                            $13,083,830       $ 13,083,830
Retained Earnings                                                     $   498,463       $    631,388
Less: Treasury Stock (15,000) shares at cost)                         $         0       $   (195,000)
                                                                      -----------       ------------

 Total Stockholders' Equity                                           $13,627,793       $ 13,565,718
                                                                      -----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $18,528,558       $ 21,421,807
                                                                      ===========       ============

* The balance sheet at February 25, 1997 has been taken from the audited balance sheet at that date.

See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                AUGUST 25,                        AUGUST 25,
                                           1996           1997               1996            1997
NET SALES                               $7,459,275    $10,665,272         $14,344,052    $20,572,159

COST OF GOODS SOLD                      $4,886,510    $ 7,239,109         $ 9,365,584    $13,781,134
                                        ----------    -----------         -----------    -----------

   Gross Profit                         $2,572,765    $ 3,426,163         $ 4,978,468    $ 6,791,025

OPERATING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               $2,130,297    $ 3,426,419         $ 4,080,273    $ 6,625,891
                                        ----------    -----------         -----------    -----------

   Earnings (loss) from Operations      $  442,468    $      (256)        $   898,195    $   166,134

NET INTEREST (EXPENSE) INCOME           $ (132,789)   $    12,886         $  (265,268)   $    32,791
                                        ----------    -----------         -----------    -----------

EARNINGS BEFORE INCOME TAXES            $  309,679    $    12,630         $   632,927    $   197,925

INCOME TAXES                            $  108,388    $     2,000         $   225,000    $    65,000
                                        ----------    -----------         -----------    -----------

NET EARNINGS                            $  201,291    $    10,630         $   407,927    $   132,925
                                        ==========    ===========         ===========    ===========

NET EARNINGS PER COMMON SHARE           $     0.07    $      0.00         $      0.13    $      0.03
                                        ==========    ===========         ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              3050000        4535000             3050000        4542500




See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                      SIX MONTHS ENDED
                                                                         AUGUST 26,
                                                                   1996               1997
                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                $     407,927      $     132,925
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                           $     114,025            212,518
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable            $    (317,057)     $    (559,569)
        (Increase) in inventories                             $    (880,646)     $  (1,489,176)
        Increase (decrease) in accounts payable
          and accrued expenses                                $     351,462      $     540,245
      Other, net                                              $      (4,078)     $     (41,460)
                                                              -------------      -------------

    Net cash (used in) operating activities                   $    (328,367)     $  (1,204,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                     $    (170,107)     $    (603,999)
  Purchase of Treasury Stock                                  $           0      $    (195,000)
  Cash paid in connection with acquisition                    $           0      $    (408,000)
                                                              -------------      -------------

    Net cash (used in) investing activities                   $    (170,107)     $  (1,206,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from revolving line of credit                    $  15,344,096      $  22,542,268
  Repayments of borrowings under revolving line of credit     $ (14,908,684)     $ (20,338,633)
  Proceeds from other long-term obligations                   $     179,841      $     237,642
  Repayments of long-term obligations                         $     (87,683)     $     (37,050)
  Increase (decrease) in notes payable to stockholder         $         406      $           0
                                                              -------------      -------------

    Net cash provided by financing activities                 $     527,976      $   2,404,227
                                                              -------------      -------------

NET INCREASE (DECREASE) IN CASH                               $      29,502      $      (7,289)

CASH, BEGINNING OF PERIOD                                     $     309,144      $   4,022,287
                                                              -------------      -------------

CASH, END OF PERIOD                                           $     338,646      $   4,014,998
                                                              =============      =============



RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 25, 1997 (UNAUDITED)
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 25, 1997.


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

         On June 25, 1997, the Company acquired one auto parts store. The company paid cash of $408,000 to the seller and assumed certain liabilities amounting to $70,000 in exchange for assets with a purchase price of $478,000.

         These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon estimates of their fair values as of the dates of acquisition. The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred on February 26, 1996 (Numbers are in thousands except share data):


                                                       SIX MONTHS ENDED
                                                          AUGUST 25,
                                                  -------------------------
                                                       1996           1997
Net sales                                         $   19,771     $   20,872

Net earnings                                      $      415     $      133

Net earnings per share                            $      .14     $      .03


Weighted average of common shares outstanding      3,050,000      4,542,500


         The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1996 or of future results of operations of the combined companies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
===============================================================================

         Results of the second quarter of the fiscal year reflected the continued evidence of the Company's growth strategy. Sales for the three months ended August 25, 1997 approximated $10.7 million compared to the $7.5 million for the same period of the prior year. Likewise, sales for the six months ended August 25, 1997 approximated $20.6 million compared to the $14.3 million for the same six month period ended August 25, 1996. The sales gains in both comparative periods approximated 43%.

         At the beginning of this fiscal year, the Company decided to move away from several specialty markets in which it had participated in the past. This decision was due primarily to the volatility of those markets and the ever-shrinking profit margins. When comparing the Company's same store sales, excluding these two locations, for its traditional business, a 3% increase was registered for the three months ended August 25, 1997 in relation to the same period of the previous year.

         During 1997, management determined that an increase in its reserve for inventory shrinkage was appropriate as inventories continue to increase with the rapid growth of the number of locations within the Company.

         The Company has embarked upon a program to solidify the management staff by hiring highly qualified individuals in key positions to assist with the continued growth. Some of the costs of this program have been experienced during the three months ended August 25, 1997. Management believes the benefits from this decision will be felt in improved efficiencies and profitability for years to come.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical consolidated operating results for the Company as a percentage of Net Sales.


                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                        AUGUST 25,             AUGUST 25,
                                     1996        1997       1996        1997
NET SALES .......................   100.0%      100.0%     100.0%      100.0%

COST OF GOODS SOLD ..............    65.5%       67.9%      65.3%       67.0%

GROSS PROFIT ....................    34.5%       32.1%      34.7%       33.0%

OPERATING, SG&A EXPENSES ........    28.6%       32.1%      28.5%       32.2%

EARNINGS FROM OPERATIONS ........     5.9%        0.0%       6.2%        0.8%

INTEREST (EXPENSE) INCOME .......    (1.8%)       0.0%      (1.8%)       0.2%

EARNINGS BEFORE INCOME TAXES ....     4.1%        0.1%       4.4%        1.0%

INCOME TAXES ....................     1.4%        0.0%       1.6%        0.3%

NET EARNINGS (LOSS) .............     2.7%        0.1%       2.8%        0.7%



THREE MONTHS ENDED AUGUST 25, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 25,
1996

         NET SALES. Product sales increased approximately $3.2 million, or 43.0%, from approximately $7.5 million for the three months ended August 25, 1996 to $10.7 million for the comparable three month period of 1997. Approximately $3.2 million of the increase was due to the acquisitions and new store openings which occurred in July and October, 1996 and March and June, 1997. Total same store sales for the period were relatively flat when compared to the same period of the prior year. As indicated elsewhere, this is due in part to the decision to move away from certain specialty markets.


         COST OF GOODS SOLD. Cost of Goods Sold for the three months ended August 25, 1997 amounted to approximately $7.2 million or 67.9% of Net Sales compared to approximately $4.9 million or 34.5% for the same three month period ended August 25, 1996. The increase in the dollar amount was primarily attributable to the increased dollar amount of Net Sales. The Company increased its reserve for inventory shrinkage as inventories continue to increase with the rapid growth of the number of store locations within the Company.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the three months ended August 25, 1997 amounted to approximately $3.4 million or 32.1% of Net Sales compared to $2.1 million, or 28.6% of Net Sales, for the same three month period of 1996. This increase is attributable to, among other things, increased Net Sales and a decision by the Company to consolidate certain functions within the corporate offices to gain efficiencies and reduce costs. With any planned improvement in productivity, the cost of implementing the program is experienced first with the benefits coming afterward. Since the program has recently begun, the costs associated with it are being exhibited in the fiscal quarter being reported with the expected benefits coming later.

         The specific expense areas where increased costs have been experienced are payroll costs, communications activities and rents. Payroll costs amounted to approximately $2.3 million for the three months ended August 25, 1997 or 21.7% of Net Sales. This compares to payroll costs of approximately $1.4 million or 18.6% of Net Sales for the same three month period of the previous year. Rents and communications activities amounted to approximately 3.7% of Net Sales in the three month period ended August 25, 1997 while they accounted for approximately 3.0% during the same period of the previous year.

         INTEREST EXPENSE (INCOME). For the three months ended August 25, 1997, the Company had $12,886 of net Interest Income compared to $132,789 net Interest Expense for the same period of the prior year. This is a result of excess funds from the IPO being invested until appropriate acquisition candidates could be identified. Prior year debts which resulted in Interest Expense were retired by the use of some of the proceeds from the November, 1996 public offering.

         INCOME TAXES. Income taxes decreased to $2,000 for the three months ended August 25, 1997 compared to $108,388 for the same three month period of 1996 as a result of decreased earnings before income taxes.


SIX MONTHS ENDED AUGUST 25, 1997 COMPARED TO SIX MONTHS ENDED AUGUST 25, 1996

         NET SALES. Product sales increased approximately $6.2 million, or 43.4%, from approximately $14.4 million for the six months ended August 25, 1996 to $20.6 million for the comparable six month period of 1997. Sales attributable to acquisitions and new-store openings which occurred in July and October, 1996 and March and June, 1997, accounted for the major portion of this increase.

         At the beginning of this fiscal year, the Company decided to move away from several specialty markets in which it had participated in the past. This decision was due primarily to the volatility of those markets and the ever-shrinking profit margins. When comparing the Company's same store sales, excluding these two locations, for its traditional business, a 3% increase was registered for the three months ended August 25, 1997 in relation to the same period of the previous year.

         COST OF GOODS SOLD. Cost of Goods Sold for the six months ended August 25, 1997 amounted to approximately $13.8 million or 67.0% of Net Sales compared to $9.4 million, or 65.3% of Net Sales for the same six month period of the previous year. The increase in the dollar amount was primarily attributable to the increase in Net Sales. The increase in cost of goods sold as a percentage of net sales was due to, among other things, a change in the mix of products sold and an increase in the reserve for inventory shrinkage.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the six months ended August 25, 1997 amounted to approximately $6.6 million or 32.2% of Net Sales for the period. This compares to a total of $4.1 million or 28.5% of Net Sales for the six months ended August 25, 1996. This increase is attributable to, among other things, an increased level of business and, as previously described, a decision be the Company to consolidate certain functions within the corporate offices to gain efficiencies and reduce costs. Total payroll costs amounted to approximately $4.4 million, or 21.2% of Net Sales for the six months ended August 25, 1997 compared to approximately $2.7 million for the six months ended August 25, 1996, or 18.6% of Net Sales for that period. In addition, communication activities and rents amounted to approximately 3.8% of Net Sales for the six months ended August 25, 1997 compared to approximately 3.1% of Net Sales for the same period of the prior year.

         INTEREST EXPENSE (INCOME). The Company had Interest Income of $32,791, net of Interest Expense, for the six months ended August 25, 1997 compared to Interest Expense of $265,268 for the six months ended August 25, 1996. This is a result of excess funds from the IPO being invested until appropriate acquisition candidates could be identified. Prior year debts which resulted in Interest Expense were retired by the use of some of the proceeds from the November, 1996 public offering.

         INCOME TAXES. Income taxes for the six months ended August 25, 1997 amounted to $65,000 for an effective tax rate of 32.8%. This compares to a tax of $225,000 for an effective tax rate of 35.5% for the same period of the prior year.

                                Exhibit Index




Exhibit
Number                           Description
-------                          -----------
  27                             Financial Data Schedule