Form 10-Q
period 1997-11-25
RANKIN AUTOMOTIVE GROUP INC
filed 1998-01-09
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

{Mark One}

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For quarterly period ended November 25, 1997


                                       OR


{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File No:   0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)



     Louisiana                                               72-0838383
---------------------------------------------         -------------------
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation)                                      Indentification No.)


  3709 S. MacArthur Drive
  Alexandria, LA                                             71302
---------------------------------------------         --------------------
(address of principal executive offices)                     (zip code)



                                 (318) 487-1081
                              -------------------------
               Registrant's telephone number, including Area Code

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

                                   YES X NO __


   As of November 25, 1997, 4,535,000 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - February 25, 1997 and November 25, 1997 (unaudited)

             Condensed Statements of Operations - Three months ended November 25, 1996 and 1997 and Nine months ended November 25, 1996 and 1997

             Condensed Statements of Cash Flows - Nine months ended November 25, 1996 and 1997

             Notes to Condensed Financial Statements - Nine months ended November 25, 1996 and 1997 (unaudited)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION



             Other Information

             Item 1 - 5   None

             Item  6      Exhibits and Reports on Form 8 - K

                          Exhibit  27 Financial Data Schedule (for SEC use only)


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RANKIN AUTOMOTIVE GROUP, INC.


                                     /s/ Randall B. Rankin
                                     ---------------------
                                         Randall B. Rankin,
                                         Chief Executive Officer


January 9, 1998                      /s/Deborah N. Eddlemon
---------------                      -------------------------
                                        Deborah N. Eddlemon,
                                        Chief Financial Officer
                                        and Treasurer

PART I.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED BALANCE SHEETS
********************************************************************************

                                                                               FEBRUARY 25,           NOVEMBER 25,
           ASSETS                                                                 1997*                  1997
                                                                                                       UNAUDITED
CURRENT ASSETS
   CASH                                                                       $4,022,287             $3,948,143
   ACCOUNTS RECEIVABLE
        TRADE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS                          2,125,352              2,473,174
        RELATED PARTY                                                             20,035                 11,090
   INVENTORIES                                                                10,249,572             12,923,591
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                     117,526                129,114
                                                                                 -------                -------

       TOTAL CURRENT ASSETS                                                   16,534,772             19,485,112

PROPERTY AND EQUIPMENT, NET                                                    1,342,526              1,886,677
INTANGIBLE ASSETS, NET                                                           651,260                656,025
                                                                                 -------                -------

TOTAL ASSETS                                                                 $18,528,558            $22,027,814
                                                                             ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE, TRADE                                                    $2,552,371             $3,242,137
   ACCRUED EXPENSES                                                              714,994                452,601
   CURRENT PORTION OF LONG-TERM DEBT                                             114,378                161,564
                                                                                 -------                -------

       TOTAL CURRENT LIABILITIES                                               3,381,743              3,856,302

LONG-TERM DEBT, LESS CURRENT PORTION                                           1,519,022              4,645,980
                                                                               ---------              ---------

       TOTAL LIABILITIES                                                       4,900,765              8,502,282
                                                                               ---------              ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK,  NO PAR VALUE,  2,000,000 SHARES AUTHORIZED,
       NONE ISSUED                                                                     0                      0
   COMMON STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED,
       4,550,000 SHARES ISSUED AND OUTSTANDING                                    45,500                 45,500
    ADDITIONAL PAID-IN CAPITAL                                                13,083,830             13,083,830
    RETAINED EARNINGS                                                            498,463                591,202
    LESS: TREASURY STOCK (15,000 SHARES AT COST)                                       0               (195,000)
                                                                               ---------              ---------

       TOTAL STOCKHOLDERS' EQUITY                                             13,627,793             13,525,532
                                                                              ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $18,528,558            $22,027,814
                                                                             ===========            ===========



* THE BALANCE SHEET AT FEBRUARY 25, 1997 HAS BEEN TAKEN FROM THE AUDITED BALANCE SHEET AT THAT DATE.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
*******************************************************************************

                                            THREE MONTHS ENDED                     NINE  MONTHS ENDED
                                               NOVEMBER  25,                          NOVEMBER  25,
                                         1996              1997              1996              1997

NET SALES                                $  7,190,726      $  9,719,694      $ 21,534,778      $ 30,291,853

COST OF GOODS SOLD                          4,605,919         6,251,141        13,971,503        20,032,275
                                         ------------      ------------      ------------      ------------
    GROSS PROFIT                         $  2,584,807      $  3,468,553      $  7,563,275      $ 10,259,578

OPERATING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   2,304,870         3,513,504         6,385,143        10,139,395
                                         ------------      ------------      ------------      ------------
    EARNINGS (LOSS) FROM OPERATIONS      $    279,937      ($    44,951)     $  1,178,132      $    120,183

NET INTEREST (EXPENSE) INCOME                (130,383)          (31,235)         (395,651)            1,556
                                         ------------      ------------      ------------      ------------
EARNINGS (LOSS) BEFORE INCOME TAXES      $    149,554      ($    76,186)     $    782,481      $    121,739

INCOME TAXES (CREDIT)                          45,000           (36,000)          270,000            29,000
                                         ------------      ------------      ------------      ------------
NET EARNINGS (LOSS)                      $    104,554      ($    40,186)     $    512,481      $     92,739
                                         ============      ============      ============      ============
NET EARNINGS (LOSS) PER COMMON SHARE     $       0.03      ($      0.01)     $       0.17      $       0.02
                                         ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                             3,116,000         4,535,000         3,072,000         4,540,000


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
********************************************************************************

                                                                      NINE  MONTHS ENDED
                                                                          NOVEMBER 25,
                                                                       1996              1997
                                                                   --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                $    512,481      $     92,739
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                              181,507           286,884
         CHANGES IN ASSETS AND LIABILITIES
            (INCREASE)  IN ACCOUNTS RECEIVABLE                     (317,198)         (338,877)
            (INCREASE) IN INVENTORIES                            (1,782,790)       (2,274,019)
            INCREASE IN ACCOUNTS PAYABLE
               AND ACCRUED EXPENSES                               1,116,106           427,373
         OTHER, NET                                                 (48,210)           (4,765)
                                                               ------------      ------------
      NET CASH (USED IN) OPERATING ACTIVITIES                  ($   338,104)     ($ 1,810,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY AND EQUIPMENT, NET                    ($   288,728)     ($   533,598)
   PURCHASES OF TREASURY STOCK                                            0          (195,000)
   CASH PAID IN CONNECTION WITH ACQUISITION                               0          (408,000)
                                                               ------------      ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                  ($   288,728)     ($ 1,136,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM PUBLIC OFFERING                               $ 13,049,159      $       0.00
   BORROWINGS FROM REVOLVING LINE OF CREDIT                      23,068,520        33,692,416
   REPAYMENTS OF BORROWINGS UNDER REVOLVING LINE OF CREDIT      (25,963,665)      (31,022,038)
   PROCEEDS FROM OTHER LONG-TERM OBLIGATIONS                              0           254,665
   REPAYMENTS OF LONG-TERM OBLIGATIONS                           (5,021,781)          (51,924)
   INCREASE (DECREASE) IN NOTES PAYABLE TO STOCKHOLDER               (4,595)                0
                                                               ------------      ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                $  5,127,638      $  2,873,119
                                                               ------------      ------------
NET INCREASE (DECREASE) IN CASH                                $  4,500,806      ($    74,144)

CASH, BEGINNING OF PERIOD                                           309,144         4,022,287
                                                               ------------      ------------
CASH, END OF PERIOD                                            $  4,809,950      $  3,948,143
                                                               ============      ============

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 25, 1997 (UNAUDITED)
********************************************************************************

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

                                                                     NINE MONTHS ENDED
                                                                         NOVEMBER 25,
                                                                  ------------------------
                                                                      1996           1997

     Net sales                                                     $ 30,200      $ 30,592

     Net earnings                                                  $    879      $     93

     Net earnings per share                                        $    .29      $    .02


     Weighted average of common shares outstanding                3,072,000     4,540,000


     The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1996 or of future results of operations of the combined companies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
********************************************************************************

     Results of the third quarter of the fiscal year reflected the continued evidence of the Company's growth strategy. Sales for the three months ended November 25, 1997 approximated $ 9.7 million compared to the $7.2 million for the same period of the prior year. Likewise, sales for the nine months ended November 25, 1997 approximated $30.3 million compared to the $21.5 million for the same nine month period ended November 25, 1996. The sales gains for the three month comparative period approximated 35% while the sales gains for the nine month period were 41% compared to the same period of the prior year.

     Two new traditional stores were opened during the period, one in Ruston, LA and the other in Livingston, TX. It was felt that these two locations fit very well with the Company's market penetration strategies and filled a void in our overall geographic coverage. This brings the total store count to 43 locations as of the end of the quarter.

     During 1997, management determined that an increase in its reserve for inventory shrinkage was appropriate as inventories continue to increase with the rapid growth of the number of locations within the Company. During this fiscal quarter, management continued to consolidate the duties of many of the divisional activities into the corporate offices to gain operating efficiencies.

     In May, the Company developed a program to solidify the management staff by hiring highly qualified individuals in key positions to assist with the continued growth. Some of the costs of this program have been experienced during the six months ended November 25, 1997. Management believes the benefits from this decision will be felt in improved efficiencies and profitability for years to come. During the month of November, management embarked upon a program to identify areas within the company where cost efficiencies could be gained. It was determined that a selective reduction in personnel could be made without having a detrimental effect on productivity. A 10.7% personnel reduction was implemented in mid November to assist in bringing S,G & A costs back to historical levels. It is expected that the full effect of this will not be noticed until the fourth quarter of this year.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results for the Company as a percentage of Net Sales.


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           NOVEMBER 25,                     NOVEMBER 25,
                                                       1996          1997                1996         1997

         NET SALES..............................      100.0%        100.0%              100.0%       100.0%

         COST OF GOODS SOLD.....................       64.1%         64.3%               64.9%        66.1%

              GROSS PROFIT......................       35.9%         35.7%               35.1%        33.9%

         OPERATING, SG&A EXPENSES...............       32.1%         36.2%               29.7%        33.5%

              EARNINGS FROM OPERATIONS..........        3.8%         (0.5%)               5.4%         0.4%

         INTEREST (EXPENSE) INCOME..............       (1.8%)        (0.3%)              (1.8%)        0.0%

         EARNINGS BEFORE INCOME TAXES...........        2.0%         (0.8%)               3.6%         0.4%

         INCOME TAXES...........................        0.6%         (0.4%)               1.2%         0.1%

         NET EARNINGS (LOSS)....................        1.4%         (0.4%)               2.4%         0.3%


THREE MONTHS ENDED NOVEMBER 25, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 25, 1996

     NET SALES. Product sales increased approximately $2.5 million, or 35.2%, from approximately $7.2 million for the three months ended November 25, 1996 to $9.7 million for the comparable three month period of 1997. Approximately $2.7 million of the increase was due to the acquisitions and new store openings which occurred in October, 1996 and March, June, August and September of 1997. Total same store sales for the period were relatively flat when compared to the same period of the prior year.

     COST OF GOODS SOLD. Cost of Goods Sold for the three months ended November 25, 1997 amounted to approximately $6.3 million or 64.3% of Net Sales compared to approximately $4.6 million or 64.1% for the same three month period ended November 25, 1996. The increase in the dollar amount was primarily attributable to the increased dollar amount of Net Sales. The Cost of Goods Sold as a percentage of Net Sales remained relatively constant for the period.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the three months ended November 25, 1997 amounted to approximately $3.5 million or 36.2% of Net Sales compared to $2.3 million, or 32.1% of Net Sales, for the same three month period of 1996. The increase in the dollar amount is attributable to an increased level of business as reflected by the increased Net Sales. It is, also, attributable to a decision by the Company to add personnel at the corporate level in order to consolidate certain Divisional functions at this location. With any planned consolidation, the cost of implementing the program is experienced first with the benefits coming afterward. An 11% reduction in personnel was instituted in mid-November as a reflection of the initial signs of the costs benefits to come from the consolidations.

     The increase in OSG & A as a percentage of Net Sales resulted primarily from two areas. The first was that prior to November 18, 1996, the Company was privately owned and had lower operating costs for items such as accounting and legal fees and liability insurance which was increased to cover Directors & Officers and raise the coverage limits. Secondly, the acquisition of the 12-store chain in Mississippi took place on October 21, 1996. The OSG &A of these 12 stores was higher as a percentage of Net Sales than the remaining stores. Only one month of activity was included in the three months ended November 25, 1996 while a full three months was included in the three month period ended November 25, 1997.

     The specific expense areas where increased costs as a percentage of Net Sales have been experienced are payroll costs, communications activities, rents, utilities, accounting and legal expenses, fire & liability insurance and computer and truck leases. Each of these items are directly attributable to the increased number of locations from which we operate and took a sizeable jump with the acquisition of the stores in Mississippi. Payroll costs amounted to approximately $2.3 million for the three months ended November 25, 1997 or 23.5% of Net Sales. This compares to payroll costs of approximately $1.6 million or 22.0% of Net Sales for the same three month period of the previous year. The balance of the aforementioned expense items amounted to approximately 6.8% of Net Sales in the three month period ended November 25, 1997 while they accounted for approximately 5.6% during the same period of the previous year.

     INTEREST (EXPENSE) INCOME. For the three months ended November 25, 1997, the Company had $31,235 of net Interest Expense compared to $130,383 net Interest Expense for the same period of the prior year. This is a result of excess funds from the IPO being invested until appropriate acquisition candidates could be identified. Prior year debts which resulted in Interest Expense were retired by the use of some of the proceeds from the November, 1996 public offering. The change to a net Interest Expense for this third fiscal quarter being reported is primarily a result of borrowings against the Company's available line of credit for the startup costs associated with the opening of two new store locations, one in Ruston, LA and the other in Livingston, TX.

     INCOME TAXES. Income taxes were a credit of $36,000 for the three months ended November 25, 1997 compared to $45,000 for the same three month period of 1996 as a result of the loss before income taxes for the quarter.


NINE MONTHS ENDED NOVEMBER 25, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 25, 1996

     NET SALES. Product sales increased approximately $8.8 million, or 40.7%, from approximately $21.5 million for the nine months ended November 25, 1996 to $30.3 million for the comparable nine month period of 1997. Sales attributable to acquisitions and new-store openings which occurred in July and October, 1996 and March, June, August, and September 1997, accounted for the major portion of this increase.


     COST OF GOODS SOLD. Cost of Goods Sold for the nine months ended November 25, 1997 amounted to approximately $20.0 million or 66.1% of Net Sales compared to $14.0 million, or 64.9% of Net Sales for the same nine month period of the previous year. The increase in the dollar amount was primarily attributable to the increase in Net Sales. The increase in Cost of Goods Sold as a percentage of Net Sales was due to, among other things, a change in the mix of products sold and an increase in the reserve for inventory shrinkage.

     Coupled with the aforementioned are the continuing competitive pressures that are inevitable in the market place. Management has intensified the negotiations with the Company's major suppliers over the past several months in an attempt to improve the pricing received from our vendors. Some improvement has been noticed with more anticipated.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the nine months ended November 25, 1997 amounted to approximately $10.1 million or 33.5% of Net Sales for the period. This compares to a total of $6.4 million or 29.7% of Net Sales for the nine months ended November 25, 1996. This increase in the dollar amount is attributable to, among other things, an increased level of business and, as previously described, a decision by the Company to consolidate certain functions within the corporate offices to gain efficiencies and reduce costs.

     The increase in OSG & A as a percentage of Net Sales for the nine months ended November 25, 1997 was primarily attributable to those items previously mentioned, the acquisition of the Mississippi group of stores and the cost of the IPO. Specific expense items where percentage increases have been noted are payroll costs which amounted to approximately $6.6 million, or 21.9% of Net Sales for the nine months ended November 25, 1997 compared to approximately $4.2 million for the nine months ended November 25, 1996, or 19.7% of Net Sales for that period. In addition, accounting and legal fees, communication activities and rents amounted to approximately 4.3% of Net Sales for the nine months ended November 25, 1997 compared to approximately 3.6% of Net Sales for the same period of the prior year.

     INTEREST EXPENSE (INCOME). The Company had Interest Income of $1,556 net of Interest Expense, for the nine months ended November 25, 1997 compared to Interest Expense of $395,651 for the nine months ended November 25, 1996. This is a result of excess funds from the IPO being invested until appropriate acquisition candidates could be identified. Prior year debts which resulted in Interest Expense were retired by the use of some of the proceeds from the November, 1996 public offering.

     INCOME TAXES. With the Company's reduced level of earnings for the nine months ended November 25, 1997 the income taxes accrued decreased to $29,000 for an effective tax rate of 23.8%. This compares to a tax of $270,000 for an effective tax rate of 34.5% for the same period of the prior year.

                               INDEX TO EXHIBIT




EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                Financial Data Schedule (for SEC use only)
