Form 10KSB40
period 1998-02-25
RANKIN AUTOMOTIVE GROUP INC
filed 1998-05-22
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                  FORM 10-KSB

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 25, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                        to
                               ----------------------    ---------------------

                          COMMISSION FILE NO. 0-28812

                         RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

LOUISIANA                                                     72-0838383
---------                                                     ----------
   (State of incorporation or organization)                (IRS tax number)

3711 MACARTHUR DRIVE, ALEXANDRIA, LA                             71302
------------------------------------                             -----
   (Address of principal executive offices)                    (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (318)487-1081
                                                   ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    [X]         No     [ ]

         Indicate by check mark if disclosure or delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 25, 1998, 4,535,000 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock of the Registrant held by non-affiliates (1,741,000 shares) was approximately $5,549,438 based on the market price at that date.

                       DOCUMENT INCORPORATED BY REFERENCE

         The Registrant's definitive proxy statement regarding the 1998 annual shareholders meeting is incorporated by reference in Part III (Items 9 through 13) of this Report.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

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

         Competition.  Both the Professional Installer and the "do-it-yourself"
(DIY) portions of the Company's business are highly competitive. The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and parts stores, automobile dealerships and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), Carquest and All Pro. Competitors in the DIY portion of the Company's business include national and regional automotive parts chains such as Auto Zone, Western Auto, Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, and discount and convenience chains that carry automotive products. Many of the Company's competitors are larger and have greater financial resources than the Company. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have a material adverse effect on the Company's operations.

         Reliance on One Supplier. The Company's business has been dependent in a material respect upon its close relationship with its principal vendor, APS, Inc., and its ability to continue to purchase products from this vendor at favorable prices and favorable terms, including those offered through financial incentives, such as cooperative advertising arrangements, other marketing incentive programs and non-financial benefits such as distribution services.
In January 1998, due to non-competitive pricing from APS, Inc., the Company by contract sent notice to APS, Inc., informing them that the product purchase agreement had been cancelled. The Company is continuing to evaluate its available potential alternatives.

         In February 1998, APS, Inc., along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continues to purchase most of its product from APS, Inc., however, the Company has begun negotiations with potential new suppliers. If the Company was unable to identify and enter into agreements with alternative vendors of similar parts that offer similar programs to APS, Inc., or there is a disruption of the Company's vendor relationship with APS, Inc., or there is a material change in any terms of purchase, advertising, incentive or other programs offered by APS, Inc., it could have a material adverse affect on the Company's business. Management of the Company believes that the outcome of the APS, Inc., Chapter 11 proceedings will not have a material adverse effect on its business.

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

                                     PART I

Item 1.  Description of Business

         The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories to both Professional Installers and DIY customers. The Company operates 40 auto parts stores and three machine shops in Louisiana, Mississippi and Eastern Texas, twelve of which were acquired on October 25, 1996. Six of the stores are "wholesale oriented" selling primarily to the Professional Installers while the remaining 34 stores are traditional stores selling to both the Professional Installers and DIY customers. The Company also maintains approximately 165 trucks that can make most deliveries to its wholesale customers within 30 minutes. Stores carry an extensive product line of hard parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems. In addition, the Company also carries (i) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products; (H) accessories, such as floor mats and seat covers; (iii) automotive tools and (iv) professional service equipment. For the fiscal year ended February 25, 1998, approximately 90% of the Company's sales was derived from hard parts, approximately 70% of the Company's product sales was derived from Professional Installers and the remaining 30% from DIY customers.

STORE OPERATIONS

         Company stores generally range in size from 4,200 to 10,000 square feet. The Company believes that its stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most traditional stores are free-standing buildings situated on or near major traffic thoroughfares, which offer ample parking and easy customer access. Each traditional store carries a mixture of hard parts and accessories. The inventory of a wholesale store consists only of hard parts. Traditional stores carry 18,000-20,000 different SKUs of which 13,000 to 15,000 represent hard parts, whereas a wholesale store will carry 17,000-19,000 different hard part SKUs. Both the traditional store and wholesale store sales are generated by a full-time sales force of knowledgeable employees and free delivery service.

         Company stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's traditional stores average 65% to 70% in Professional Installer sales and 30% to 35% in DIY sales. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard parts SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the additional stores within its area with access to a greater selection of hard parts SKUs on a same day basis. The Company also provides a delivery service to its wholesale customers with 165 trucks. The Company's 40 stores also receive inventory deliveries nightly from APS, Inc.. The deliveries replenish each store with the inventory sold the previous day and also provide a store with the ability to special order SKUs not normally stocked by the Company's stores. This enables the Company to provide next day service to both the wholesale and DIY customers.

         The Company's stores offer the Professional Installer and the DIY customer a wide selection of nationally recognized brand names and "Big A" (APS, Inc. private label) products for domestic and imported automobiles, vans and trucks. For the year ended February 25, 1998, new and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, accounted for approximately 90% of the Company's total sales. Each traditional store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, automotive tools and professional service equipment.

OPERATING STRATEGY

         Because the Company pursues both the Professional Installer and the DIY portions of the automotive aftermarket through its store network, the Company believes that it is able to reach most consumers of automotive products within its market areas. The demand generated by this customer base permits the Company to: (i) offer a broad selection of SKUs and (ii) restock and fill special orders from its principal supplier, APS, Inc., on an overnight or in some cases, a same-day basis. Because of its distribution arrangement with APS, Inc., the Company does not need to maintain a warehouse for those products supplied by APS, Inc.. This allows the Company to utilize its working capital and management resources for store operations, but still provide its customers with up to 160,000 SKUs. In January 1998, due to non-competitive pricing from APS, Inc., the Company by contract sent notice to APS, Inc., informing them that the product purchase agreement had been cancelled. The Company is continuing to evaluate its available potential alternatives. In February 1998, APS, Inc., along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11. The Company continues to purchase most of its product from APS, Inc., however, the Company has begun
negotiations with potential new suppliers.   See "Purchasing" and "Inventory
Management."

         The Company also believes that its service to both the Professional Installer and DIY portions of the automotive market results in additional benefits not generally enjoyed by competitors serving only one portion of the market. Because the Company principally deals with the more technically-oriented Professional Installer, the Company's sales personnel are required to be more technically proficient, particularly with regard to hard parts. The Company has found that such technical proficiency is also valued by its DIY consumers, thereby enhancing the Company's ability to fulfill its customer service strategy. The Company's philosophy is to be a wholesale customer's one call and a DIY customer's one stop for all their automotive needs.

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

Because the majority of the Company's sales comes from its wholesale customer base, the first determining factor in selecting a new store location is the amount of wholesale business available in that area. When the Company targets an area for a new store in a metropolitan market, a study is performed on available sites. If retail space is available at reasonable rates and market size and local competition warrant it, a traditional store would be opened. If not, a wholesale store would be opened. During the fiscal year ended February 25, 1998, the Company acquired one traditional store in Natchitoches, LA and opened four traditional stores - two each in Louisiana and Texas.

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

ACQUISITIONS

         Since March 1, 1993, the Company has made the following acquisitions:

         Date                     No. Stores    Location
         ----                     ----------    --------
         May 1993                 6             Monroe, LA
         June 1994                3             Opelousas and Lafayette, LA
         October 1994             1             Franklin, LA
         March 1995               1             Nacogdoches and Jasper,TX
         July 1995                1             Center, TX
         September 1995           4             Hammond, North Shore, New Orleans, LA
         May 1996                 1             Baton Rouge, LA
         July 1996                1             Lufkin, TX
         October 1996             12            Mississippi
         March 1997               2*            Winnfield, LA and Jasper, TX
         June 1997                1             Natchitoches, LA
         August 1997              1*            Ruston, LA
         September 1997           1*            Livingston, TX

*  New Store Openings

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

         The Company's number one priority is customer satisfaction. The Company seeks to attract new Professional Installer and DIY customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly motivated, technically-proficient sales people using advanced point-of-sale systems, (ii) an extensive selection of SKUs stocked in each store, (iii) same day or next day delivery of over 160,000 SKUs, (iv) attractive stores in convenient locations, (v) competitive pricing and (vi) a national warranty program.

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

PURCHASING

         In 1993, in connection with the purchase of six (6) stores from APS, Inc., the Company entered into a product purchase agreement with APS, Inc., a national distributor of a broad array of "Big A" brand and manufacturers branded automotive replacement parts, as well as tools, equipment, supplies and accessories. Under the terms of this agreement, the Company agreed to purchase merchandise from APS, Inc. over any given four (4) month consecutive billing period at a minimum average of 80% of the Company's cost of goods less certain exceptions. On October 21, 1996, the Company agreed to extend the purchase agreement through September 2002. Purchases under this agreement aggregated approximately $12.2 million and $17.2 million during the fiscal years ended February 25, 1997 and 1998, respectively. The Company has maintained its accounts payable with APS, Inc. on a current basis and by reason thereof has been able to take advantage of discounted payment terms offered by APS, Inc..

         In January 1998, due to non-competitive pricing from APS, Inc., the Company by contract sent notice to APS, Inc. informing them that the product purchase agreement had been cancelled. The Company is continuing to evaluate its available potential alternatives. In February 1998, APS, Inc., along with it parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11. The Company continues to purchase most of its product from APS, Inc., however, the Company has begun negotiations with potential new suppliers.

         APS, Inc. operates approximately 27 warehouses throughout the United States with the nearest warehouses to the Company's stores being located in Monroe, Louisiana; Dallas, Texas; and Jackson, Mississippi. APS, Inc. has been able to provide the Company with same day or next day delivery of needed parts.

         The Company participates in several APS, Inc. "Big A" programs, among which are the following:

         o A national warranty program ("NWP"). The Company is able to offer its customers a NWP, good at approximately 2,000 Big A parts sources across the country. This program is fully funded by APS, Inc..

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

         In addition to the above programs, APS, Inc. provides the Company with: (i) brand name products, (ii) pricing economies through increased purchasing power and (iii) various services, including assistance in marketing, cataloging and inventory control.

         APS, Inc. is a publicly held corporation whose shares of common stock are traded Over-the-Counter. According to reports filed with the Securities and Exchange Commission, APS, Inc., formed in 1989, believes that it is the second largest wholly owned warehouse distributor of automotive replacement parts in the United States. It supplies parts to more than 1,650 "Big A" parts stores owned by independent jobbers and approximately 500 APS, Inc.-owned auto parts stores. For the year ended January 25, 1998, APS, Inc. had net sales of approximately $812.9 million and a loss of approximately $95.3 million. Its total stockholders' equity at January 25, 1998 was approximately $18.6 million.

         If the Company were unable to purchase product from APS, Inc. or if APS, Inc. had a material reduction in the terms of product purchases and if the Company were unable to find a replacement supplier with favorable terms, then the Company's business could be materially adversely affected.

INVENTORY MANAGEMENT

         While the Company continues to purchase most of its product from APS, Inc., the Company has begun negotiations with potential new suppliers. At this early stage, the Company has not determined if a new supplier will replace APS, Inc.. The Company currently warehouses product on a limited basis. If the Company decides to purchase product directly from its manufacturers, a larger warehouse operation would be required.

         The Company maintains an inventory control department which, with the help of APS, Inc. and their vendors, assures that the inventory in the stores is current and up-to-date. The department is constantly adding new SKUs and deleting SKUs that have become less popular. APS, Inc. provides the Company with the ability to return substantially all APS, Inc. inventory, thereby virtually eliminating loss from obsolescence.

         All inventory records are maintained on a computer which establishes a minimum and a maximum order point for each SKU. The Company is in the process of upgrading its computer system to better enable management to monitor sales and recommend stocking levels to its stores. The Company's computer system is equipped with electronic cataloging that has improved productivity. The computer system also supplies the Company with productivity reports by counter and sales personnel.

MARKETING

         Since a majority of the Company's revenues are derived from the sale of Automotive Products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's Vice Presidents are primarily responsible for the development and maintenance of the Company's Professional Installer business. There are approximately twenty full-time sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company has 165 trucks to provide prompt delivery service to the Professional Installer. Approximately 200 inside technically trained sales personnel market products to retail and wholesale customers.

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

         The Company's training function is led and managed by its Vice Presidents through a series of bi-weekly, monthly and semi-annual sessions for store managers, area managers and sales personnel. The Company views its training and development program as the key to its continued long term success. Management believes that if it trains, develops, manages and motivates the Company's employees properly, then customers, in turn, will receive the superior service the Company views as its competitive advantage in the marketplace.

COMPETITION

         The automotive parts aftermarket is highly competitive. Automotive products, similar or identical to those sold at the Company's stores, are generally available from a variety of different competitors in the communities served by the Company's stores. The principle modes of competition are customer service, merchandise selection and availability, location and price.

         The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), Carquest and All Pro. Competitors in the DIY portion of its business within its current market area include automotive parts chains such as AutoZone, Western Auto, Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandisers, and discount and convenience chains that carry automotive products. Some of the larger DIY competitors have entered into the

Professional Installer portion of the business and this could have a material adverse effect on the Company's operations.

         Although the Company believes that it has competed effectively in its market area in the past, some of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.

EMPLOYEES

         As of February 25, 1998, the Company had 420 employees, 155 of whom are employed at the Company's traditional stores, 58 are employed at the Company's wholesale stores, 24 are engaged as sales personnel, 150 are engaged as delivery personnel and 33 are engaged as corporate and administrative personnel. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

         The Company has registered the trademark USA AUTO STORES in the States of Louisiana, Texas and Mississippi. The Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright.

ITEM 2. DESCRIPTION PROPERTIES

         The Company operates 40 auto parts stores and three machine shops in 31 cities located in Louisiana, Mississippi and Eastern Texas. Of such stores, three are leased from the Company's founder and President, Randall B. Rankin, with the remaining 37 stores being leased from nonaffiliated third parties. In addition, the Company leases one of three machine shops, a 2,200 sq. ft. storage facility and the Company's executive offices located at 3510 MacLee Drive and 3709 S. MacArthur Drive, Alexandria, Louisiana from Mr. Rankin. The Company stores generally range in size from 4,200 to 10,000 square feet. See "Item 13" for information with regard to the terms of the leases with Mr. Rankin.

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

         The following table sets forth the range of high and low bid information for the Company's Common Stock for the period from the initial public offering to the end of the fourth quarter of 1998.

                                                      February 25,                   February 25,
                                                         1997                           1998
                                                 ----------------------           ------------------
                                                  High             Low             High         Low
                                                 ----------------------           ------------------
         First Quarter                             N/A            N/A              24 1/2       13 1/2
         Second Quarter                            N/A            N/A              19 1/4        5 1/2
         Third Quarter                             14 7/8         10 3/8            6 1/4        2 1/8
         Fourth Quarter                            20 3/4         12 1/8            4 1/8        1 5/8

         The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

HOLDERS

         As of February 25, 1998 the approximate number of holders of record of the Company's Common Stock was 42 and the approximate number of beneficial holders, including individual participants in security position listings with clearing agencies, was 1,500.

DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management of the Company to utilize all available funds for working capital and expansion of operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company opened its first store in 1979 and expanded to seven stores by fiscal 1993. In 1993, the Company entered into a product purchasing agreement with APS, Inc.. In fiscal 1994, the Company acquired from APS, Inc. five automotive parts stores and a machine shop located in and around Monroe, Louisiana, for a total purchase price of approximately $2.5 million. During the fiscal year ended

February 25, 1995, the Company acquired four additional automotive parts stores for a total purchase price of approximately $1.5 million. During the fiscal year ended February 25, 1996, the Company (i) acquired five additional automotive parts stores for a total purchase price of approximately $1.7 minion, four of which were acquired from APS, Inc. (who had recently acquired them from USA Auto Stores, Inc.) for a total purchase price of approximately $1.3 million, (ii) closed one store and opened two stores. In May and July 1996, the Company acquired two additional automotive parts stores for a total purchase price of approximately $900,000 and on October 25, 1996 the Company acquired the twelve Jackson Stores for a total purchase price of approximately $2.5 million. During the fiscal year ended February 25, 1998, the Company opened four new traditional stores, two in Louisiana and two in East Texas, and consolidated one store in Opelousas, Louisiana. In addition, one traditional store was acquired in Natchitoches, LA for a purchase price of $478,000. As a result of these acquisitions, the Company's net sales have increased from approximately $4.1 million for the fiscal year ended February 25, 1993 to approximately $38.7 million for the fiscal year ended February 25, 1998.

         The decline in net earnings for the year ended February 25, 1998 compared to the year ended February 25, 1997 was due to negative results in fourth quarter operations. During the fourth quarter the Company experienced a net loss of approximately $881,000 ($.19 per share). This, in part, was attributable to several factors. The inconsistent shipping from APS, Inc. during the fourth quarter and the associated circumstances with the anticipated and actual filing of their Chapter 11 Petition caused much apprehension and disruption within our customer and employee ranks. Also, during this quarter, the weather was very unseasonable, producing poor automotive parts sales nationwide.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results for the Company as a percentage of net sales.

                                                                                   Year Ended
                                                                                  February 25,
                                                                                  ------------
                                                                                 1997     1998
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  100.0%   100.0%
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   66.2     66.8
                                                                                  ----     ----
         Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33.8     33.2
Operating, selling, general and administrative expenses . . . . . . . . . . . .   31.7     35.3
                                                                                  ----     ----
         Earnings (loss) from operations. . . . . . . . . . . . . . . . . . . .    2.1     -2.1
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1.4      0.1
Income taxes (credit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    0.2     -0.2
                                                                                 -----    -----
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    0.5%    -2.0%
                                                                                 =====    =====

Year Ended February 25, 1997 Compared to Year Ended February 25, 1998

         Net Sales. Product sales increased approximately $8.7 million, or approximately 29.1%, from approximately $29.9 million from the year ended February 25, 1997 to $38.7 million for year of 1998. Approximately $3.1 million of the increase was due to the four new store openings and one acquisition and the remaining increase was due primarily to an increase in same store sales and acquisitions which were consummated in the prior year. See "Business - Operating Strategy" and "Business - Recent Acquisitions."

         Cost of Goods Sold. Cost of goods sold increased from approximately $19.8 million (66.2% of net sales) for the year ended February 25, 1997 to approximately $25.8 million (66.8% of net sales) for the fiscal year of 1998. The increase in the dollar amount of cost of goods sold was primarily attributable to sales increases. Cost of goods sold as a percentage of sales increased primarily from sales increases in lower gross margin sales and new store sales that initially operate at lower gross margins. These new stores' cost of goods sold as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase. The Company continues to purchase most of its product from APS, Inc., however, the Company has begun negotiations with potential new suppliers. If the Company decides to purchase products directly from its manufacturers, a larger warehouse operation would be required, the acquisition cost of parts should decrease and warehousing and distribution expenses would increase. At this early stage, the Company has not determined if a new supplier will replace APS, Inc..

         Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses ("OSG&A") increased from approximately $9.5 million (approximately 31.7% of net sales) for the year ended February 25, 1997 to approximately $13.6 million (approximately 35.3% of net sales) for fiscal of 1998. This $4.1 million increase (approximately 10.6% of net sales) for the year ended February 25, 1998, resulted primarily from additional store personnel and corporate overhead to support the increased sales volume and store acquisitions.

         Interest Expense. Net interest expense decreased from approximately $427,000 (approximately 1.4% of the sales) for the fiscal year ended February 25, 1997 to approximately $53,000 (approximately 0.1% of net sales) for the comparable year ended February 25, 1998. The dollar and percentage decreases were primarily attributable to the retirement of debt with funds received from the initial public offering in November, 1996.

         Income Taxes. Income taxes decreased from $65,000 (approximately 32% tax rate) for the fiscal year ended February 25, 1997 to a $60,000 credit (approximately a -7.1% tax rate) for the comparable year ended February 25, 1998. See Footnote 9 to accompanying audited financial statements for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements have been the funding of new store acquisitions, increased inventory levels and accounts receivables and the expansion of the Company's delivery fleet of vehicles. New store acquisitions and the expansion of the delivery fleet have been funded by borrowings secured by Company assets and more recently from the proceeds received from the Company's initial public offering.

         The Company proposes to expand its operations by acquiring stores in the next twelve month period. The total cost of each additional store is expected to range from approximately $225,000 to $350,000. The cost of acquiring such stores is expected to come from available cash, cash from operations and the Company's line of credit with Hibernia National Bank. The Company has a line of credit of $7.5 million with the bank. Loan financing will be sought only in connection with acquisitions if available funds are insufficient to consummate the purchase. If such loan financing occurs, the Company will be subject to the risks that interest rates may fluctuate and the cash flow from such acquisition or acquisitions may be insufficient to pay the principal and interest on such indebtedness. At February 25, 1998 approximately $2.5 million was available under the line of credit. As a result of APS, Inc. filing for protection under Chapter 11 in February 1998, the percentage applied to the amount of eligible inventory that is used in the borrowing limit calculation could be reduced from 70% to 50%. Management believes this potential modification will not have a material adverse effect on its business.

         Management believes that the cash expected to be provided by operating activities, existing cash, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future if the Company continues to use APS, Inc. to warehouse and distribute the majority of its product needs. If the Company decides to purchase directly from manufacturers, a warehouse operation would be needed which may require additional financing. At this early stage, the Company has not determined if a new supplier will replace APS, Inc..

         Management's Discussion and Analysis of Financial Condition, Risk Factors, Description of Business and Other Items contain statements regarding matters that are not historical facts (including statements as to beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein.

YEAR 2000

         The Company has begun addressing all the system modifications to accommodate the turn of the century. Management believes that it has dedicated adequate resources to this project and does not believe that the cost of implementation will have a significant impact on the Company's financial condition.

INFLATION AND SEASONALITY

         The Company does not believe its operations are materially affected by inflation. The Company has been successful, in some cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS

         The following table sets forth the names and ages of all executive officers of the Company at February 25, 1998, including all positions and offices with the Company held by him or her, and the period during which he has served as such.

         Name                          Age     Position
         ----                          ---     --------
         Randall B. Rankin             48      President and Director
         Deborah N. Eddlemon           42      Chief Financial Officer and Director
         Ricky D. Gunn                 39      V. Pres. of Operations and Director
         Harris Lake Smith, Jr         41      V. Pres. of Sales and Director

         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his successor is duly elected and qualified. Mr. Randall Rankin is a party to an employment agreement with the Company through November, 1998. The following is a summary of the business experience during the past five years of each of the Company's executive officers.

         RANDALL B. RANKIN has been President of the Company since its inception in 1978. Prior thereto, he operated the business as a sole proprietorship since its founding in 1968. He has essentially spent his entire adult life in various sales, marketing and administrative capacities with the Company. Mr. Rankin has served on numerous warehouse associations and councils, advising aftermarket manufacturers on the needs of the auto parts industry. He is Chairman of the Board of the Louisiana Auto Parts Association.

         DEBORAH N. EDDLEMON is Senior Vice-President of Finance and Administration. She has over twenty-one years of experience in both public and private accounting. This includes nine years with a certified public accounting firm in which she ultimately became a partner. Ms. Eddlemon was the CFO for a group of fourteen privately held companies. She is a member of the board of directors for a bank and serves on the executive and audit committees. Ms. Eddlemon serves as the Chief Financial Officer and Secretary for Rankin Automotive Group, Inc. She became a director of the Company in August, 1997.

         RICKY D. GUNN is Vice President of Operations for the Company. Mr. Gunn began his automotive aftermarket experience in February 1976 with Motor Supply Company in Monroe, Louisiana. In 1987 he joined APS, Inc., and became Division Manager when the Monroe stores were acquired by APS, Inc.. He joined the Company in May 1993 as Vice President when the Monroe stores were acquired by the Company. Mr. Gunn is active on many advisory councils throughout the auto parts industry including the "Big A" Jobber Council. He became a director of the Company in August 1996.

         HARRIS LAKE SMITH, JR. is Vice President of Sales and Marketing for the Company. He began his employment with the Company in 1974 as an outside sales person covering the East Texas market. He started the Lufkin, Texas operation in 1991 and opened the Nacogdoches, Texas operation in early 1992. Mr. Smith is active on several advisory councils including the "Big A" Jobber Council. He is also active in the Texas Auto Parts Association. He became a director of the Company in August 1996.

DIRECTORS

         Reference is made to the Company's definitive information statement for the 1998 annual shareholders meeting involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive information statement for the 1998 annual meeting of shareholders involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's definitive information statement for the 1998 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive information statement for the 1998 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                         Description
         ------------------------------------------
         3.      (a)      Articles of Incorporation, as amended*

                 (b)      By-laws*

         4.               Form of Common Stock Certificate*

         10.     (a)      Copy of Stock Option Plan*

                 (b)      Copy of Underwriter's Warrant Agreement*

                 (c)      Copy of Product Purchase Agreement between the Registrant and A.P.S., Inc.*

                 (d)      Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated September 1, 1993
                          (corporate office)*

                 (e)      Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991
                          (machine shop)*

                 (f)      Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991
                          (Monroe Street store)*

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

                 (l)      Commitment Letter from Hibernia National Bank dated September 11, 1996*

                 (m)      Copy of Lock-up Agreement between the Registrant and Mr. Randall Rankin*

                 (n)      Copy of Hibernia  National Bank's Amended & Restated Loan Agreement dated October 7, 1997**

                 (o)      Copy of Hibernia National Bank's 1st Amendment to Amended & Restated Loan Agreement dated May 19, 1998**

* Incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-5562-A) ordered effective November 18, 1996.

**       Filed herewith

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



         Dated: May 20, 1998            RANKIN AUTOMOTIVE GROUP, INC.

                                        By: /s/ Randall B. Rankin
                                           ----------------------
                                           Randall B. Rankin, President and
                                           Chief Executive Officer

                                        By: /s/ Deborah N. Eddlemon
                                           -------------------------
                                           Deborah N. Eddlemon,
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randall B. Rankin                 Director         May 20, 1998
---------------------------
Randall B. Rankin


/s/ Otis Al Cannon, Jr.               Director         May 20, 1998
---------------------------
Otis Al Cannon, Jr.


/s/ Ricky D. Gunn                     Director         May 20, 1998
---------------------------
Ricky D. Gunn


/s/ Harris Lake Smith, Jr.            Director         May 20, 1998
---------------------------
Harris Lake Smith, Jr.


/s/ Ricky L. Sooter                   Director         May 20, 1998
---------------------------
Ricky L. Sooter, Esq.



/s/ Deborah N. Eddlemon               Director         May 20, 1998
---------------------------
Deborah N. Eddlemon

RANKIN AUTOMOTIVE GROUP, INC.

FINANCIAL STATEMENTS FOR THE YEARS ENDED
FEBRUARY 25, 1997 AND 1998 AND INDEPENDENT
AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


Board of Directors
Rankin Automotive Group, Inc.
Alexandria, Louisiana

We have audited the accompanying balance sheet of Rankin Automotive Group, Inc. as of February 25, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 1998, and the results of its operations and its cash flows for each of the two years in the period ended February 25, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana
April 27, 1998

RANKIN AUTOMOTIVE GROUP, INC.

BALANCE SHEET
FEBRUARY 25, 1998
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $  3,962,065
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $61,000          2,317,873
    Related party                                                        18,904
  Inventory                                                          12,874,352
  Prepaid expenses and other current assets                             167,924
                                                                   ------------
          Total current assets                                       19,341,118

PROPERTY AND EQUIPMENT - net                                          1,994,265

GOODWILL AND INTANGIBLE ASSETS - net                                    629,112
                                                                   ------------
TOTAL                                                              $ 21,964,495
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  3,383,715
  Accrued expenses                                                      593,477
  Current portion of long-term debt                                     155,186
                                                                   ------------
           Total current liabilities                                  4,132,378

LONG-TERM DEBT                                                        5,188,160
                                                                   ------------
           Total liabilities                                          9,320,538
                                                                   ------------

COMMITMENTS AND CONTIGENCIES                                                 --

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares authorized,
    none issued                                                              --
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,550,000 shares issued                                              45,500
  Additional paid-in capital                                         13,083,830
  Accumulated deficit                                                  (290,373)
  Less treasury stock, 15,000 shares at cost                           (195,000)
                                                                   ------------
          Total stockholders' equity                                 12,643,957
                                                                   ------------
TOTAL                                                              $ 21,964,495
                                                                   ============



See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 25, 1997 AND 1998
--------------------------------------------------------------------------------


                                                     1997              1998
NET SALES                                        $ 29,946,333      $ 38,655,609

COST OF GOODS SOLD                                (19,825,239)      (25,823,966)
                                                 ------------      ------------

           Gross profit                            10,121,094        12,831,643

OPERATING, SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES                      (9,489,231)      (13,627,824)
                                                 ------------      ------------

EARNINGS (LOSS) FROM OPERATIONS                       631,863          (796,181)

INTEREST EXPENSE                                     (426,852)          (52,655)
                                                 ------------      ------------

EARNINGS (LOSS) BEFORE INCOME TAXES (CREDIT)          205,011          (848,836)

INCOME TAXES (CREDIT)                                  65,000           (60,000)
                                                 ------------      ------------

NET EARNINGS (LOSS)                              $    140,011      $   (788,836)
                                                 ============      ============

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE                        $       0.04      $      (0.17)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                       3,442,000         4,539,000
                                                 ============      ============


See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 25, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                                        RETAINED
                                           COMMON STOCK              ADDITIONAL         EARNINGS
                                   -----------------------------       PAID-IN       (ACCUMULATED      TREASURY
                                      SHARES           AMOUNT          CAPITAL          DEFICIT)         STOCK             TOTAL
                                   ------------     ------------     ------------    ------------     ------------     ------------
BALANCE AT FEBRUARY 26, 1996          3,050,000     $     30,500     $    106,348    $    358,452     $         --     $    495,300

Net earnings for the year ended
  February 25, 1997                                                                       140,011                           140,011

Issuance of common stock              1,500,000           15,000       12,977,482                                        12,992,482
                                   ------------     ------------     ------------    ------------     ------------     ------------

BALANCE AT FEBRUARY 25, 1997          4,550,000           45,500       13,083,830         498,463                        13,627,793

Net loss for the year ended
  February 25, 1998                                                                      (788,836)                         (788,836)

Purchase of treasury stock                                                                                (195,000)        (195,000)
                                   ------------     ------------     ------------    ------------     ------------     ------------

BALANCE AT FEBRUARY 25, 1998          4,550,000     $     45,500     $ 13,083,830    $   (290,373)    $   (195,000)    $ 12,643,957
                                   ============     ============     ============    ============     ============     ============


See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 25, 1997 AND 1998
--------------------------------------------------------------------------------


                                                                  1997             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                         $    140,011     $   (788,836)
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                270,221          396,284
      Changes in assets and liabilities:
        Increase in accounts receivable                           (506,078)        (146,390)
        Increase in inventories                                 (2,040,553)      (2,286,196)
        (Increase) decrease in other assets, net                    35,654          (50,398)
        Increase in accounts payable                               793,762          761,345
        Increase (decrease) in accrued expenses                    297,398         (121,517)
                                                              ------------     ------------

           Net cash used in operating activities                (1,009,585)      (2,235,708)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                        (458,833)        (931,460)
  Cash paid in connection with acquisition                              --         (408,000)
                                                              ------------     ------------

           Net cash used in investing activities                  (458,833)      (1,339,460)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering                                 12,992,482               --
  Borrowings under revolving line of credit                     32,982,504       20,951,351
  Repayments of borrowings under revolving
    line of credit                                             (35,717,159)     (17,407,603)
  Proceeds from other long-term obligations                             --          320,827
  Repayments of other long-term obligations                     (4,930,560)        (154,629)
  Purchase of treasury stock                                            --         (195,000)
  Decrease in notes payable to stockholder                        (145,706)              --
                                                              ------------     ------------

           Net cash provided by financing activities             5,181,561        3,514,946
                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                  3,713,143          (60,222)

CASH, BEGINNING OF YEAR                                            309,144        4,022,287
                                                              ------------     ------------

CASH, END OF YEAR                                             $  4,022,287     $  3,962,065
                                                              ============     ============


See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      PROPERTY AND EQUIPMENT, NET - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

      Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

      INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and customer lists. These assets are being amortized on a straight-line basis over 5 to 25 years. Accumulated amortization amounted to approximately $70,000 at February 25, 1998.

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

      STOCK BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized.

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

      EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share
      (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by companies with complex capital structure. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to fully diluted EPS. The adoption of SFAS No. 128 by the Company did not have any impact on EPS as previously presented. Basic and diluted earnings (loss) per share is based on the weighted average number of shares outstanding of 3,442,000 in 1997 and 4,539,000 in 1998.

4.    ACQUISITION OF BUSINESSES

      During the year ended February 25, 1997, the Company acquired 14 auto parts stores (all of which were acquired from A.P.S., Inc.). During the year ended February 25, 1998, the Company acquired one auto parts store. These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon their estimated fair values as of the dates of acquisition. The Company paid cash totaling approximately $-0- in 1997 and $408,000 in 1998, and incurred debt to the seller of approximately $3,450,000 in 1997 and assumed liabilities of $70,000 in 1998 in exchange for assets with a purchase price of approximately $3,450,000 in 1997 and $478,000 in 1998. The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred on February 26, 1996 (in thousands except per share data):

                                                             1997        1998
Net sales                                                  $ 38,082    $ 38,956
Net earnings (loss)                                             149        (789)
Basic and diluted earnings (loss) per share                     .04       (0.17)


      The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1996 or of future results of operations of the combined companies.

5.    ACCOUNTS RECEIVABLE, RELATED PARTY

      The accounts receivable from the related party represents non-interest bearing trade receivables from a company partially owned and a company wholly owned by the principal stockholder of the Company and are due within thirty days.

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at February 25, 1998:

                                                                       LIFE
                                                                      (YEARS)

Furniture and fixtures and other office equipment    $   633,159        5-7
Leasehold improvements                                   510,603       10-15
Warehouse equipment                                      971,253       10-15
Transportation equipment                               1,107,418        5
                                                     -----------
                                                       3,222,433
Less:  accumulated depreciation and amortization       1,228,168
                                                     -----------
                                                     $ 1,994,265
                                                     ===========

7.    LONG-TERM DEBT

      Long-term debt at February 25, 1998, consists of the following:

Borrowing under revolving line of credit with a maximum amount of $7,500,000 with a bank requiring monthly payments of interest at LIBOR plus 2.5% (8.2% at
February 25, 1998) with principal due December 1, 2001, collateralized by
substantially all assets of the Company                                           $ 4,952,972

Various notes payable, requiring monthly installments of approximately $12,700 including interest at various rates;
a portion of which are collateralized by equipment and vehicles                       390,374
                                                                                  -----------
                                                                                    5,343,346
Less current maturities                                                              (155,186)
                                                                                  -----------
                                                                                  $ 5,188,160
                                                                                  ===========

      Aggregate maturities of long-term debt are as follows for the years ending February 25,

1999                                                                              $   155,186
2000                                                                                  142,950
2001                                                                                   89,037
2002                                                                                4,956,173
                                                                                  -----------

                                                                                  $ 5,343,346
                                                                                  ===========


      The revolving line of credit agreement contains certain financial covenants relating to, among other things, current ratio, interest coverage and debt to equity ratio.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following at February 25, 1998:

Accrued payroll and related taxes                      $527,076
Other                                                    66,401
                                                       --------
                                                       $593,477
                                                       ========

9.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of February 25, 1998 are as follows:

Deferred tax assets -
  Net operating loss carryforward                      $ 210,000
  Vacation pay and other items, net                       12,000
                                                       ---------
           Total deferred tax assets                     222,000

  Less valuation allowance                              (222,000)
                                                       ---------
           Net deferred tax assets                     $      --
                                                       =========

      The components of income taxes (credit) are as follows:

                                           1997           1998
Currently payable (refundable)       $   25,000     $  (20,000)
Deferred                                 40,000        (40,000)
                                     ----------     ----------

                                     $   65,000     $  (60,000)
                                     ==========     ==========

      Income taxes (credit) differ from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before income taxes. The reasons for these differences are as follows (in thousands):

                                                                  YEAR ENDED
                                                                 FEBRUARY 25,
                                                           -------------------------
                                                              1997           1998
Income taxes (credit) computed at statutory rates          $   70,000     $ (289,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance                                    --        222,000
  Other, net                                                   (5,000)         7,000
                                                           ----------     ----------

Actual income taxes (credit)                               $   65,000     $  (60,000)
                                                           ==========     ==========

Actual tax rate                                                  32 %             (7)%

      At February 25, 1998, the Company's management evaluated its deferred tax assets and determined that it was more likely than not that the deferred tax asset would not be realized and established a valuation allowance against its deferred tax assets.

      At February 25, 1998, the Company had a net operating loss carryforward of approximately $600,000 available to reduce future taxable income through 2013.

      Income taxes paid amounted to approximately $60,000 in 1998 and were not significant in 1997.

10.   STOCKHOLDERS' EQUITY

      In connection with the public offering, on August 28, 1996, the Board of Directors approved an increase in the Company's capital stock authorized from 1,000 shares to 10,000,000 shares of $.01 par value common stock and authorized 2,000,000 shares of no par value preferred stock. On August 28, 1996, the Company also effected a stock split whereby each share of common stock was exchanged for 3,050 shares of common stock. The weighted average common shares outstanding and all share data has been retroactively adjusted to reflect these transactions.

      The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative, participating, option or other special rights, and qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of February 25, 1998, the Board had not authorized any issuances of any series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

      The Board also instituted a stock option plan under which 250,000 shares of common stock are reserved for issuance at no less than the fair market value of the stock at the date of grant. Options to purchase 6,000 shares of common stock were granted in August 1996 and are exercisable at $10 per share beginning one year after the date of grant and expire ten years after the date of grant. All such options are outstanding and exercisable at February 25, 1998.

      The Company is applying APB Opinion No. 25 and related interpretations in accounting for the stock option plan. All options granted in 1997 were at the estimated fair market value on the date of grant. Accordingly, no compensation expense has been recognized. If the Company determined compensation cost based on the fair value at the date of grant of $1.75 per each share under option, consistent with the requirements of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation," the Company's net earnings (loss) and earnings (loss) per share would have been approximately $135,000 and $.04 in 1997 and $(784,000) and $(0.17) in 1998. In computing these pro forma amounts, the Company used the Black-Scholes Pricing Model and assumed a risk-free interest rate equal to approximately 6-1/2%, no dividends, no volatility and an expected life of approximately 3 years. The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts.

11.   COMMITMENTS AND CONTINGENCIES

      PURCHASE COMMITMENTS

      On October 21, 1996, the Company entered into an amended product purchase agreement with A.P.S., Inc. ("APS"), a national distributor of replacement auto parts. Under the terms of this agreement, the Company agreed to purchase merchandise from APS through September 2002, over any given four-month consecutive billing period at a minimum average of 80% of the Company's cost of goods as defined. Purchases under this agreement aggregated approximately $12,200,000 and $17,000,000 in 1997 and 1998, respectively.

      In January 1998, due to non-competitive pricing from APS, Inc., the Company by contract sent notice to APS, Inc. informing them that the product purchase agreement had been canceled. The Company is continuing to evaluate its available potential alternatives.

      In February 1998, APS, Inc. along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continues to purchase most of its product from APS, Inc., however, the Company has begun negotiations with potential new suppliers. If the Company was unable to identify and enter into agreements with alternative vendors of similar parts that offer similar programs to APS, Inc., or there is a disruption of the Company's vendor relationship with APS, Inc., or there is a material change in any terms of purchase, advertising, incentive or other programs offered by APS, Inc., it could have a material adverse effect on the Company's business. Management of the Company believes that the outcome of the APS, Inc., Chapter 11 proceedings will not have a material adverse effect on its business.

      LEASES

      The Company leases three of its stores, a machine shop, a storage facility, and its administrative offices from the principal stockholder of the Company and 29 (including 19 noncancelable operating leases from APS) of its stores from unrelated parties under noncancelable operating leases. In addition the Company leases eight of its stores from unrelated parties on a month to month basis. Such leases to unrelated parties expire during the fiscal years 1999 to 2003. Rent expense under leases with the principal stockholder aggregated approximately $244,000 in 1997 and $262,000 in 1998. Rent expense to other parties aggregated $520,000 in 1997 and $850,000 in 1998. Most leases include provisions for lease extensions and also require the Company to pay real estate taxes, insurance and certain other expenses.

      Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more, for each of the next five years and thereafter are as follows:

                                         PRINCIPAL     UNRELATED
                                        STOCKHOLDER     PARTIES         TOTAL
1999                                     $  262,000    $  701,000    $  963,000
2000                                        262,000       485,000       747,000
2001                                        262,000       336,000       598,000
2002                                        207,000       182,000       389,000
2003                                        180,000        41,000       221,000
Thereafter                                  600,000         4,000       604,000
                                         ----------    ----------    ----------
                                         $1,773,000    $1,749,000    $3,522,000
                                         ==========    ==========    ==========

      The Company subleases a portion of one of its locations and sublease rental income amounted to approximately $15,000 in 1997 and $31,000 in 1998. There are no significant sublease commitments at February 28, 1998.

12.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

                                                              YEAR ENDED
                                                             FEBRUARY 25,
                                                        ------------------------
                                                           1997          1998
Noncash investing and financing activities:
  Purchase of stores financed by seller                 $3,450,000    $   70,000
  Cash paid for interest                                   487,200       230,000



                                     ******

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                  EXHIBIT
-------                 -------
10 (n)                  Copy of Hibernia National Bank's Amended & Restated Loan Agreement dated October 7, 1997**
10 (o)                  Copy of Hibernia National Bank's 1st Amendment to Amended & Restated Loan Agreement dated May 19, 1998**
27                      Financial Data Schedule**

**             Filed herewith.