Form 10-Q
period 1998-05-25
RANKIN AUTOMOTIVE GROUP INC
filed 1998-07-09
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

{Mark One}

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For quarterly period ended May 25, 1998


                                       OR


{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                          Commission File No: 0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  Louisiana                                      72-0838383
 --------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation)    (I.R.S. Employer Identification No.)


         3709 S. MacArthur Drive
             Alexandria, LA                                        71302
 --------------------------------------                           --------
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

     As of May 25, 1998, 4,535,000 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - February 25, 1998 and May 25, 1998 (unaudited)

                  Condensed Statements of Operations - Three months ended May 25, 1997 and 1998 (unaudited)

                  Condensed Statements of Cash Flows - Three months ended May 25, 1997 and 1998 (unaudited)

                  Notes to Condensed Financial Statements - Three months ended May 25, 1997 and 1998 (unaudited)


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION



         Other Information

         Item 1            Legal Proceedings

                           On May 28, 1998, petition No. 98-CI-04310 was filed in the District Court, 150 Judicial District, in Bexar County, Texas. The plaintiff, Bob Beadle, is suing the defendants, Nichols, Safina, Lerner & Co., Inc.; Rankin Automotive Group, Inc.; Randall B. Rankin; Harris Lake Smith; Jr.; Charles E. Elliott; Ricky D. Gunn; Ricky L. Sooter; and Otis Al Cannon, Jr. The petition is a securities class action alleging violations of the Texas law and the Securities Act of 1933 arising out of alleged misrepresentations and omissions regarding the Company's operations and future prospects.

                           The Company vehemently denies the allegations and will vigorously defend the Company, its Board of Directors and Officers.

         Item 2 - 5        None

         Item  6           Exhibits and Reports on Form 8 - K

                           (a) Exhibit 27 - Financial Data Schedule (for SEC use
                               only)
                           (b) Reports on Form 8 - K

                           None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RANKIN AUTOMOTIVE GROUP, INC.


                                   /s/ Randall B. Rankin
                                   ---------------------------------
                                   Randall B. Rankin, Chief Executive Officer


     July 7, 1998                  /s/   Deborah N. Eddlemon
     ------------                 ----------------------------------
                                   Deborah N. Eddlemon, Chief Financial Officer
                                     and Treasurer

PART I.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           FEBRUARY 25,      MAY 25,
           ASSETS                                                            1998*            1998
                                                                          ------------     ------------
                                                                                             UNAUDITED
CURRENT ASSETS
   Cash                                                                   $  3,962,065     $  4,080,916
   Accounts Receivable
        Trade, net of allowance for doubtful accounts                        2,317,873        2,777,476
        Related party                                                           18,904           18,328
   Inventories                                                              12,874,352       13,557,369
   Prepaid Expenses and other current assets                                   167,924          306,011
                                                                          ------------     ------------

       Total Current Assets                                                 19,341,118       20,740,100

PROPERTY AND EQUIPMENT, NET                                                  1,994,265        2,046,919
INTANGIBLE ASSETS, NET                                                         629,112          617,455
                                                                          ------------     ------------

TOTAL ASSETS                                                              $ 21,964,495     $ 23,404,474
                                                                          ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable, Trade                                                $  3,383,715     $  3,541,649
   Accrued Expenses                                                            593,477          595,961
   Current Portion of Long-Term Debt                                           155,186          194,076
                                                                          ------------     ------------

       Total Current Liabilities                                             4,132,378        4,331,686

LONG-TERM DEBT, less current portion                                         5,188,160        6,293,009
                                                                          ------------     ------------

       Total Liabilities                                                     9,320,538       10,624,695
                                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                     --               --

STOCKHOLDERS' EQUITY:
   Preferred Stock,  no par value,  2,000,000 shares authorized,
       none issued                                                                   0                0
   Common Stock, $.01 par value, 10,000,000 shares authorized,
       4,550,000 shares issued                                                  45,500           45,500
    Additional paid-in capital                                              13,083,830       13,083,830
    Accumulated Deficit                                                       (290,373)        (154,551)
    Less: Treasury Stock (15,000 shares at cost)                              (195,000)        (195,000)
                                                                          ------------     ------------

       Total Stockholders' Equity                                           12,643,957       12,779,779
                                                                          ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 21,964,495     $ 23,404,474
                                                                          ============     ============



* The balance sheet at February 25, 1998 has been taken from the audited balance sheet at that date.

See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------


                                                            THREE MONTHS ENDED
                                                                MAY 25,
                                                         1997             1998
                                                      ------------    ------------

NET SALES                                             $  9,906,887    $  9,782,747

COST OF GOODS SOLD                                       6,542,025       6,326,510
                                                      ------------    ------------

          Gross Profit                                $  3,364,862    $  3,456,237

OPERATING, SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                            3,199,472       3,260,383
                                                      ------------    ------------

          Earnings from Operations                    $    165,390    $    195,854

NET INTEREST (EXPENSE) INCOME                               19,905         (60,031)
                                                      ------------    ------------

EARNINGS  BEFORE INCOME TAXES                         $    185,295    $    135,823

INCOME TAXES                                                63,000               0
                                                      ------------    ------------

NET EARNINGS                                          $    122,295    $    135,823
                                                      ============    ============


NET EARNINGS  PER COMMON SHARE                        $       0.03    $       0.03
                                                      ============    ============


WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                        4,550,000       4,535,000

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                               THREE MONTHS ENDED
                                                                                    MAY 25,
                                                                              1997              1998
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Earnings                                                       $    122,295     $    135,823
       Adjustments to reconcile net earnings to net
             cash used in operating activities:
                   Depreciation and amortization                               101,694          121,786
                   Changes in assets and liabilities
                   (Increase) in accounts receivable                          (258,529)        (459,027)
                   (Increase) in inventories                                (1,071,948)        (683,017)
                   Increase in accounts payable
                    and accrued expenses                                       235,158          160,418
                   Other, net                                                   (4,838)        (138,087)
                                                                          ------------     ------------

             Net cash (used in) operating activities                      ($   876,168)    ($   862,104)


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment, net                           ($   244,149)    ($   162,783)
                                                                          ------------     ------------

             Net cash (used in) investing activities                      ($   244,149)    ($   162,783)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings from revolving line of credit                              5,367,678        5,165,664
       Repayments of borrowings under revolving line of credit              (4,148,768)      (4,105,765)
       Proceeds from other long-term obligations                                  --            127,289
       Repayments of long-term obligations                                     (17,805)         (43,450)
                                                                          ------------     ------------

             Net cash provided by financing activities                    $  1,201,105     $  1,143,738
                                                                          ------------     ------------


NET INCREASE IN CASH                                                      $     80,788     $    118,851

CASH, BEGINNING OF PERIOD                                                    4,022,287        3,962,065
                                                                          ------------     ------------

CASH, END OF PERIOD                                                       $  4,103,075     $  4,080,916
                                                                          ============     ============

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 25, 1998 (UNAUDITED)
*******************************************************************************

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 25, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
*******************************************************************************

         The results of the first three months of operations (ended May 25, 1998) of the current fiscal year reflects relatively flat sales growth of approximately $9.8 million compared to $9.9 million for the same period of the prior year. Earnings were slightly higher ($135,823 for the quarter ended May 25, 1998 compared to $122,295 for the comparable period ended May 25, 1997) due primarily to the income tax benefit of the operating loss carryover from the fiscal year ended, February 25, 1998. During this period, one traditional store was closed in Baton Rouge, Louisiana. This brings the total store count to 42 locations as of the end of the quarter.

         The balance sheet continues to reflect a strong, solvent position with debt to equity ratio of .52 to 1.00 and a current ratio of 4.78 to 1.00. Reserve cash of approximately $4.0 million continues to be maintained in an investment account for future growth strategy implementation.

         Management has continued to improve the internal structure to accommodate future growth. Costs of this program are still being incurred in the current period S, G, & A costs. Management feels that the benefits from this decision will be reflected in improved efficiencies and profitability.


RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results for the Company as a percentage of Net Sales.

                                                THREE MONTHS ENDED
                                                     MAY 25,
                                                  1997          1998

         NET SALES.............................  100.0%        100.0%

         COST OF GOODS SOLD....................   66.1%         64.7%

              GROSS PROFIT.....................   33.9%         35.3%


         OPERATING, SG&A EXPENSES..............   32.3%         33.3%

              EARNINGS FROM OPERATIONS.........    1.6%          2.0%

         INTEREST (EXPENSE) INCOME.............    0.2%         (0.6)%


         EARNINGS BEFORE INCOME TAXES..........    1.8%          1.4%


         INCOME TAXES..........................    0.6%            -

         NET EARNINGS .........................    1.2%          1.4%

THREE MONTHS ENDED MAY 25, 1998 COMPARED TO THREE MONTHS ENDED MAY 25, 1997

         NET SALES. Product sales decreased approximately $124,000, or 1.3%, from approximately $9.9 million for the three months ended May 25, 1997 to $9.8 million for the comparable three month period of 1998. Total same store sales for the period were down approximately $654,000 when compared to the same period of the prior year. New store openings and acquisitions which occurred in June, August, and September of 1997, generated sales of approximately $530,000, during the three months ended May 25, 1998.

         COST OF GOODS SOLD. Cost of Goods Sold for the three months ended May 25, 1998 amounted to approximately $6.3 million or 64.7% of Net Sales compared to approximately $6.5 million or 66.1% for the same three month period ended May 25, 1997. The decrease in the dollar amount was primarily attributable to the decreased dollar amount of Net Sales. The Cost of Goods Sold as a percentage of Net Sales decreased 1.4% for the period, which is primarily attributable to management control of inventory.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the three months ended May 25, 1998 amounted to approximately $3.3 million or 33.3% of Net Sales compared to $3.2 million, or 32.3% of Net Sales, for the same three month period of 1997. The increase is primarily attributable to an increase in selling expenses resulting from employment of additional personnel.

         INTEREST (EXPENSE) INCOME. For the three months ended May 25, 1998, the Company had ($60,031) of net Interest Expense compared to $19,905 net Interest Income for the same period of the prior year.

         INCOME TAXES. Income taxes were reflected at zero since the net operating loss carryover from the fiscal year ended February 25, 1998 was utilized to offset the approximately $46,000 of income taxes that the earnings of $135,823 generated.

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
  27                         Financial Data Schedule