Form 10-Q
period 1998-08-25
RANKIN AUTOMOTIVE GROUP INC
filed 1998-10-09
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


{Mark One}

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For quarterly period ended August 25, 1998


                                       OR


{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No:   0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   Louisiana                                72-0838383
                   ---------                                ----------
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)


         3709 S. MacArthur Drive
             Alexandria, LA                                      71302
             --------------                                      -----
(address of principal executive offices)                       (zip code)



                                 (318) 487-1081
                                 --------------
               Registrant's telephone number, including Area Code

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

                                    YES  X   NO
                                        ---

      As of August 25, 1998, 4,535,000 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - February 25, 1998 and August 25, 1998 (unaudited)

                  Condensed Statements of Operations - Three months ended August 25, 1997 and 1998 and Six months ended August 25, 1997 and 1998 (unaudited)

                  Condensed Statements of Cash Flows - Six months ended August 25, 1997 and 1998 (unaudited)

                  Notes to Condensed Financial Statements - Six months ended August 25, 1997 and 1998 (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  -  OTHER INFORMATION

                  Other Information

                  Item 1      Legal Proceedings

                              On May 28, 1998, petition No. 98-CI-04310 was filed in the District Court, 150 Judicial District, in Bexar County, Texas. The plaintiff, Bob Beadle, is suing the defendants, Nichols, Safina, Lerner & Co., Inc.,; Rankin Automotive Group, Inc.; Randall B. Rankin; Harris Lake Smith, Jr.; Charles E. Elliott; Ricky D. Gunn; Ricky L. Sooter; and Otis Al Cannon, Jr. The petition is a securities class action alleging violations of the Texas law and the Securities Act of 1933 arising out of alleged misrepresentations and omissions regarding the company's operations and future prospects.

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


RANKIN AUTOMOTIVE GROUP, INC.


                                  /s/ Randall B. Rankin
                                  ---------------------
                                  Randall B. Rankin, Chief Executive Officer


     October 9, 1998              /s/ Deborah N. Eddlemon
                                  -----------------------
                                  Deborah N. Eddlemon, Chief Financial Officer
                                                   and Treasurer

PART I.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED BALANCE SHEETS
*******************************************************************************

                                                                     FEBRUARY 25,         AUGUST 25,
           ASSETS                                                       1998*               1998
                                                                     ------------        ----------
                                                                                         UNAUDITED
CURRENT ASSETS
   Cash                                                              $  3,962,065      $  4,014,890
   Accounts Receivable
       Trade, net of allowance for doubtful accounts of $61,000         2,317,873         2,811,616
              and $61,000
        Related party                                                      18,904            30,453
   Inventories                                                         12,874,352        13,488,025
   Prepaid Expenses and other current assets                              167,924           243,094
                                                                     ------------      ------------
       Total Current Assets                                            19,341,118        20,588,078

PROPERTY AND EQUIPMENT, NET                                             1,994,265         2,036,514
INTANGIBLE ASSETS, NET                                                    629,112           605,798
                                                                     ------------      ------------

TOTAL ASSETS                                                         $ 21,964,495      $ 23,230,390
                                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable, Trade                                           $  3,383,715      $  3,861,714
   Accrued Expenses                                                       593,477           480,193
   Current Portion of Long-Term Debt                                      155,186           217,425
                                                                     ------------      ------------

       Total Current Liabilities                                        4,132,378         4,559,332

LONG-TERM DEBT, less current portion                                    5,188,160         5,860,888
                                                                     ------------      ------------


       Total Liabilities                                                9,320,538        10,420,220
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                  --                --

STOCKHOLDERS' EQUITY:
   Preferred Stock,  no par value,  2,000,000 shares authorized,
       none issued                                                             --                --
   Common Stock, $.01 par value, 10,000,000 shares authorized,
       4,550,000 shares issued                                             45,500            45,500
   Additional paid-in capital                                          13,083,830        13,083,830
   Retained Earnings (accumulated deficit)                               (290,373)         (124,160)
   Less: Treasury Stock (15,000 shares at cost)                          (195,000)         (195,000)
                                                                     ------------      ------------

       Total Stockholders' Equity                                      12,643,957        12,810,170
                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 21,964,495      $ 23,230,390
                                                                     ============      ============


* The balance sheet at February 25, 1998 has been taken from the audited balance sheet at that date.

See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
*******************************************************************************

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       AUGUST  25,                         AUGUST 25,
                                                 1997               1998            1997               1998
                                                 ----               ----            ----               ----
NET SALES                                    $ 10,665,272      $ 10,708,845      $ 20,572,159     $ 20,491,592

COST OF GOODS SOLD                              7,239,109         7,050,569        13,781,134       13,377,079
                                             ------------      ------------      ------------     ------------

          Gross Profit                          3,426,163         3,658,276         6,791,025        7,114,513

OPERATING, SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                   3,426,419         3,565,594         6,625,891        6,825,977
                                             ------------      ------------      ------------     ------------

         Earnings (loss) from Operations     ($       256)     $     92,682      $    165,134     $    288,536

NET INTEREST (EXPENSE) INCOME                      12,886           (62,292)           32,791         (122,323)
                                             ------------      ------------      ------------     ------------

EARNINGS  BEFORE INCOME TAXES                $     12,630      $     30,390      $    197,925     $    166,213

INCOME TAXES                                        2,000                 0            65,000                0
                                             ------------      ------------      ------------     ------------

NET EARNINGS                                 $     10,630      $     30,390      $    132,925     $    166,213
                                             ============      ============      ============     ============



NET EARNINGS  PER COMMON SHARE               $       0.00      $       0.01      $       0.03     $       0.04
                                             ============      ============      ============     ============


WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                               4,535,000         4,535,000         4,542,500        4,535,000
                                             ============      ============      ============     ============



See notes to condensed financial statements

RANKIN AUTOMOTIVE GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
*******************************************************************************

                                                                          SIX  MONTHS ENDED
                                                                              AUGUST  25,
                                                                       1997                 1998
                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Earnings                                                $    132,925      $    166,213
       Adjustments to reconcile net earnings to net
             cash used in operating activities:
                   Depreciation and amortization                        212,518           248,714
                   Changes in assets and liabilities
                        (Increase) in accounts receivable              (559,569)         (505,292)
                        (Increase) in inventories                    (1,489,176)         (613,673)
                        Increase in accounts payable
                               and accrued expenses                     540,245           364,715
                        Other, net                                      (41,460)          (75,170)
                                                                   ------------      ------------

             Net cash (used in) operating activities               ($ 1,204,517)     ($   414,493)
                                                                   ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment, net                    ($   603,999)     ($   267,649)
       Purchases of Treasury Stock                                     (195,000)                0
       Cash paid in connection with acquisition                        (408,000)                0
                                                                   ------------      ------------

             Net cash (used in) investing activities               ($ 1,206,999)     ($   267,649)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings from revolving line of credit                    $ 22,542,268         9,481,370
       Repayments of borrowings under revolving line of credit      (20,338,633)       (8,854,960)
       Proceeds from other long-term obligations                        237,642           201,001
       Repayments of long-term obligations                              (37,050)          (92,444)
                                                                   ------------      ------------

             Net cash provided by financing activities             $  2,404,227      $    734,967
                                                                   ------------      ------------


NET INCREASE (DECREASE) IN CASH                                         ($7,289)     $     52,825

CASH, BEGINNING OF PERIOD                                          $  4,022,287      $  3,962,065
                                                                   ------------      ------------

CASH, END OF PERIOD                                                $  4,014,998      $  4,014,890
                                                                   ============      ============


See notes to condensed financial statements

RANKIN AUTOMOTIVE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 25, 1998 (UNAUDITED)
*******************************************************************************

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations for the three and six months ended August 28, 1997 and 1998 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical consolidated operating results for the Company as a percentage of Net Sales.

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                      AUGUST 25,              AUGUST 25,
                                   1997         1998      1997         1998

NET SALES......................    100.0%      100.0%      100.0%     100.0%

COST OF GOODS SOLD.............     67.9%       65.8%       67.0%      65.3%

     GROSS PROFIT..............     32.1%       34.2%       33.0%      34.7%

OPERATING, SG&A EXPENSES.......     32.1%       33.3%       32.2%      33.3%

     EARNINGS FROM OPERATIONS..      0.0%        0.9%        0.8%       1.4%

INTEREST (EXPENSE) INCOME......      0.0%       (0.6%)       0.2%      (0.6%)

EARNINGS BEFORE INCOME TAXES...      0.1%        0.3%        1.0%       0.8%

INCOME TAXES...................      0.0%        0.0%        0.3%       0.0%

NET EARNINGS (LOSS)............      0.1%        0.3%        0.7%       0.8%



THREE MONTHS ENDED AUGUST 25, 1998 COMPARED TO THREE MONTHS ENDED
AUGUST 25, 1997

         NET SALES. Product sales increased approximately $44 thousand, or 0.4%, from approximately $10.67 million for the three months ended August 25, 1997 to $10.71 million for the comparable three month period of 1998. Approximately $389 thousand of sales was due to the two new store openings which occurred in August and September of 1997. Total same store sales for the period decreased approximately $345 thousand, or 3.24%, when compared to the same period of the prior year. The same store sales decrease is calculated based on the change in net sales on those stores that were operational for both periods being compared including the two stores that were closed and consolidated with existing operations.

         COST OF GOODS SOLD. Cost of Goods Sold for the three months ended August 25, 1998 amounted to approximately $7.0 million or 65.8% of Net Sales compared to approximately $7.2 million or 67.9% for the same three month period ended August 25, 1997. Cost of Goods Sold decreased in dollar amount (approximately $189 thousand) and 2.1% of sales. This decrease is primarily attributable to improved management control of inventory.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the three months ended August 25, 1998 amounted to approximately $3.57 million or 33.3% of Net Sales compared to $3.43 million, or 32.1% of Net Sales, for the same three month period of 1997. This increase in expenses is attributable to, among other things, a decision by the Company to incur costs to better manage inventory.

         INTEREST EXPENSE (INCOME). For the three months ended August 25, 1998, the Company had $62,292 of net Interest Expense compared to ($12,886) net Interest Income for the same period of the prior year.

         INCOME TAXES. Income taxes, for the three months ended August 25, 1998, were reflected at zero since the net operating loss carryover from the fiscal year ended February 25, 1998 was utilized to offset the approximately $10,300 of income taxes that the earnings of approximately $30 thousand generated.


SIX MONTHS ENDED AUGUST 25, 1998 COMPARED TO SIX MONTHS ENDED AUGUST 25, 1997

         NET SALES. Product sales decreased approximately $81 thousand, or 0.4%, from approximately $20.57 million for the six months ended August 25, 1997 to $20.49 million for the comparable six month period of 1998. Sales attributable to new-store openings which occurred in August and September of 1997, for an increase in sales of approximately $717 thousand. The Company closed two stores in Louisiana and consolidated these two stores with existing operations.

         When comparing the Company's same store sales, including these two locations, a decrease of approximately $798 thousand, or 3.88%, was registered for the six months ended August 25, 1998 in relation to the same period of the previous year.

         COST OF GOODS SOLD. Cost of Goods Sold for the six months ended August 25, 1998 amounted to approximately $13.38 million or 65.3% of Net Sales compared to $13.78 million, or 67.0% of Net Sales for the same six month period of the previous year. Cost of Goods Sold decreased in dollar amount (approximately $400 thousand) and 1.7% of sales. This decrease is primarily attributable to improved management control of inventory.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the six months ended August 25, 1998 amounted to approximately $6.83 million or 33.3% of Net Sales for the period. This compares to a total of $6.63 million or 32.2% of Net Sales for the six months ended August 25, 1997. This increase in expenses is attributable to, among other things, a decision by the Company to incur costs to better manage inventory.

         INTEREST EXPENSE (INCOME). The Company had net Interest Expense of $122,323 for the six months ended August 25, 1998 compared to net Interest Income of ($32,791) for the six months ended August 25, 1997.

         INCOME TAXES. Income taxes were reflected at zero since the net operating loss carryover from the fiscal year ended February 25, 1998 was utilized to offset the approximately $56,000 of income taxes that the earnings of approximately $166 thousand generated.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $415 thousand for the six months ended August 25, 1998, as compared to $1.2 million for the same period ended August 25, 1997. The cash use was primarily as a result of an increase in inventories, accounts receivables, and accounts payables for both periods.

         Net cash used in investing activities was $268 thousand for the six months ended August 25, 1998, as compared to $1.2 million for the same period ended August 25, 1997. In 1998, cash was used primarily for purchasing fixed assets and in 1997, cash was used primarily for purchasing fixed assets and fund the opening of new stores.

         Net cash provided by financing activities, utilizing the Company's credit facilities, was $735 thousand and $2.4 million, for the six months ended August 25, 1998 and 1997, respectively. These borrowings were used primarily for general working capital purposes and fund the opening of new stores.

         The balance sheet continues to reflect a strong, solvent position with debt to equity ratio of .81 to l.00 and a current ratio of 4.52 to 1.00. Reserve cash of approximately $4.0 million continues to be maintained in an investment account for future growth strategy implementation.

         Management has continued to improve the internal structure to accommodate future growth. Costs of this program are still being incurred in the current period S, G, & A costs. Management is of the opinion that the benefits from this decision will be reflected in improved efficiencies and profitability.


IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through operating cash flows. The major portion of these costs relate to new computer hardware and software and, thus, will be capitalized. The majority of these costs will be incurred subsequent to August 25, 1998.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has not yet developed a contingency plan relating to the Year 2000.

                                INDEX TO EXHIBITS



EXHIBIT
  NO.               DESCRIPTION
  27                Financial Data Schedule