Form 10-Q
period 1998-11-25
RANKIN AUTOMOTIVE GROUP INC
filed 1999-01-08
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For quarterly period ended November 25, 1998


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File No:   0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


               Louisiana                                            72-0838383
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)


         3709 S. MacArthur Drive
             Alexandria, LA                                          71302
----------------------------------------                           ----------
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

                                 YES  X  NO
                                    ----

         As of November 25, 1998, 4,535,000 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Condensed Balance Sheets - February 25, 1998 and November 25, 1998 (unaudited)

                 Condensed Statements of Operations - Three months ended November 25, 1997 and 1998 and Nine months ended November 25, 1997 and 1998 (unaudited)

                 Condensed Statements of Cash Flows - Nine months ended November 25, 1997 and 1998 (unaudited)

                 Notes to Condensed Financial Statements - Nine months ended November 25, 1997 and 1998 (unaudited)


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

PART I.

ITEM I.

RANKIN AUTOMOTIVE GROUP, INC.


CONDENSED BALANCE SHEETS
*******************************************************************************************************

                                                                      FEBRUARY 25,        NOVEMBER 25,
           ASSETS                                                         1998*               1998
                                                                     --------------      --------------
                                                                                            UNAUDITED


CURRENT ASSETS
   Cash                                                              $    3,962,065      $      395,837
   Notes and Accounts Receivable
       Trade, net of allowance for doubtful accounts of $61,000           2,317,873           3,566,682
              and $61,000
        Related party                                                        18,904              40,408
        Current Portion of Notes Receivable                                       0              20,107
   Inventories                                                           12,874,352          18,073,509
   Prepaid Expenses and other current assets                                167,924             292,029
                                                                     --------------      --------------

       Total Current Assets                                              19,341,118          22,388,572

NOTES RECEIVABLE, less current portion                                            0             279,949
PROPERTY AND EQUIPMENT, NET                                               1,994,265           2,228,605
INTANGIBLE ASSETS, NET                                                      629,112             594,141
OTHER ASSETS                                                                      0              10,000
                                                                     --------------      --------------

TOTAL ASSETS                                                         $   21,964,495      $   25,501,267
                                                                     ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable, Trade                                           $    3,383,715      $    4,561,083
   Accrued Expenses                                                         593,477             503,052
   Current Portion of Long-Term Debt                                        155,186             294,916
                                                                     --------------      --------------

       Total Current Liabilities                                          4,132,378           5,359,051

LONG-TERM DEBT, less current portion                                      5,188,160           7,215,940
                                                                     --------------      --------------


       Total Liabilities                                                  9,320,538          12,574,991
                                                                     --------------      --------------

COMMITMENTS AND CONTINGENCIES                                                    --                  --

STOCKHOLDERS' EQUITY:
   Preferred Stock,  no par value,  2,000,000 shares authorized,
       none issued                                                               --                  --
   Common Stock, $.01 par value, 10,000,000 shares authorized,
       4,550,000 shares issued                                               45,500              45,500
    Additional paid-in capital                                           13,083,830          13,083,830
    Retained Earnings (accumulated deficit)                                (290,373)             (8,054)
    Less: Treasury Stock (15,000 shares at cost)                           (195,000)           (195,000)
                                                                     --------------      --------------

       Total Stockholders' Equity                                        12,643,957          12,926,276
                                                                     --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   21,964,495      $   25,501,267
                                                                     ==============      ==============


* The balance sheet at February 25, 1998 has been taken from the audited balance sheet at that date.

See notes to condensed financial statements.

RANKIN AUTOMOTIVE GROUP, INC.


CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
**************************************************************************************************************

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      NOVEMBER 25,                       NOVEMBER 25,
                                                 1997              1998              1997             1998
                                             ------------      ------------      ------------     ------------

NET SALES                                    $  9,719,694      $  9,778,502      $ 30,291,853     $ 30,270,094

COST OF GOODS SOLD                              6,251,141         5,950,366        20,032,275       19,327,445
                                             ------------      ------------      ------------     ------------

          Gross Profit                          3,468,553         3,828,136        10,259,578       10,942,649

OPERATING, SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                   3,513,504         3,590,152        10,139,395       10,416,129
                                             ------------      ------------      ------------     ------------

         Earnings (loss) from Operations     $    (44,951)     $    237,984      $    120,183     $    526,520

NET INTEREST (EXPENSE) INCOME                     (31,235)         (121,877)            1,556         (244,200)
                                             ------------      ------------      ------------     ------------

EARNINGS BEFORE INCOME TAXES                 $    (76,186)     $    116,107      $    121,739     $    282,320

INCOME TAXES                                      (36,000)                0            29,000                0
                                             ------------      ------------      ------------     ------------

NET EARNINGS                                 $    (40,186)     $    116,107      $     92,739     $    282,320
                                             ============      ============      ============     ============




NET EARNINGS PER COMMON SHARE                $      (0.01)     $       0.03      $       0.03     $       0.06
                                             ============      ============      ============     ============


WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                               4,535,000         4,535,000         4,540,000        4,535,000
                                             ============      ============      ============     ============



See notes to condensed financial statements

RANKIN AUTOMOTIVE GROUP, INC.



CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
****************************************************************************************************
                                                                         NINE MONTHS ENDED
                                                                            NOVEMBER 25,
                                                                      1997               1998
                                                                 --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings                                                 $       92,739      $      282,320
    Adjustments to reconcile net earnings to net
         cash used in operating activities:
                  Depreciation and amortization                         286,884             380,638
                  Changes in assets and liabilities
                  (Increase) decrease in accounts receivable           (338,877)            216,334
                  (Increase) decrease in inventories                 (2,274,019)            165,083
                  Increase in accounts payable
                     and accrued expenses                               427,373           1,086,943
                  (Increase) in other assets, net                        (4,765)           (108,379)
                                                                 --------------      --------------

         Net cash provided by (used in) operating activities     $   (1,810,665)     $    2,022,939
                                                                 --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                     $     (533,598)     $     (459,564)
    Purchases of treasury stock                                        (195,000)                  0
    Purchase of other assets                                                  0             (10,000)
    Cash paid in connection with acquisition                           (408,000)         (5,800,466)
                                                                 --------------      --------------

         Net cash (used in) investing activities                 $   (1,136,598)     $   (6,270,030)
                                                                 --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from revolving line of credit                     $   33,692,416      $   14,840,337
    Repayments of borrowings under revolving line of credit         (31,022,038)        (12,923,800)
    Proceeds from notes payable to stockholder                                0             524,112
    Repayments of notes payable to stockholder                                0            (524,112)
    Proceeds from other long-term obligations                           254,665             368,928
    Repayments of long-term obligations                                 (51,924)           (156,219)
    Repayments of other short-term obligations                                0          (1,448,383)
                                                                 --------------      --------------
         Net cash provided by financing activities               $    2,873,119      $      680,863
                                                                 --------------      --------------


NET (DECREASE) IN CASH                                           $      (74,144)     ($   3,566,228)

CASH, BEGINNING OF PERIOD                                        $    4,022,287      $    3,962,065
                                                                 --------------      --------------

CASH, END OF PERIOD                                              $    3,948,143      $      395,837
                                                                 ==============      ==============


RANKIN AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 25, 1998 (UNAUDITED)
********************************************************************************

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

2. ACQUISITION OF BUSINESS

         On October 13, 1998, the Company acquired the auto parts distribution center operated by APS, Inc., in Monroe, Louisiana. The total purchase price approximated $7.3 million consisting of approximately $5.4 million of inventory, $300 thousand of notes receivables, $120 thousand of fixed assets and $1.5 million in accounts receivables. The purchase price, for all of the assets except accounts receivables, totaling $5.8 million was paid in cash at closing from the Company's cash reserves and credit facility. APS, Inc., financed the accounts receivables totaling $1.5 million at 10% interest for 30 business days. Substantially all of this debt was retired as of November 25, 1998.

         The Company intends to continue using the facility as an automotive distribution center for its auto parts business and for other auto parts suppliers covering the States of Louisiana and Mississippi.

         This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets based upon estimates of their fair values as of the date of the acquisition. The results of operations of this acquisition are included in the accompanying Statement of Operations from the date of acquisition. The following unaudited pro forma results of operations give effect to the acquisition as though it had occurred on February 26, 1997 (Numbers are in thousands except share data):



                                                                            NINE MONTHS ENDED
                                                                               NOVEMBER 25
                                                                       ---------------------------

                                                                           1997           1998

         Net Sales                                                     $   36,991     $    35,670

         Net Earnings                                                  $      263     $       152

         Net Earnings per Share                                        $      .06     $       .04

         Weighted Average of Common Shares Outstanding                  4,540,000       4,535,000



         The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made as of February 26, 1997 or of future results of operations of the combined companies.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations for the three and nine months ended November 25, 1997 and 1998 should be read in conjunction with the Condensed Financial Statements of the Company and the accompanying notes.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical consolidated operating results for the Company as a percentage of Net Sales.



                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 NOVEMBER 25,                  NOVEMBER 25,
                                              1997          1998           1997           1998


NET SALES .........................          100.0%         100.0%         100.0%        100.0%

COST OF GOODS SOLD ................           64.3%          60.8%          66.1%         63.8%

     GROSS PROFIT .................           35.7%          39.2%          33.9%         36.2%

OPERATING, SG&A EXPENSES ..........           36.2%          36.7%          33.5%         34.4%

     EARNINGS FROM OPERATIONS .....           (0.5)%          2.5%           0.4%          1.8%

INTEREST (EXPENSE) INCOME .........           (0.3)%         (1.2)%          0.0%         (0.8)%

EARNINGS BEFORE INCOME TAXES ......           (0.8)%          1.3%           0.4%          1.0%

INCOME TAXES ......................           (0.4)%          0.0%           0.1%          0.0%

NET EARNINGS (LOSS) ...............           (0.4)%          1.3%           0.3%          1.0%


THREE MONTHS ENDED NOVEMBER 25, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 25, 1997

         NET SALES. Product sales increased approximately $59 thousand, or 0.6%, from approximately $9.7 million for the three months ended November 25, 1997 to $9.8 million for the comparable three month period of 1998. Approximately $1.4 million of sales was due to the new warehouse distribution center opening which occurred in October of 1998. Store sales for the period decreased approximately $1.3 million. This decrease in sales is primarily attributable to the consolidation and closure of two unprofitable stores in Louisiana and one unprofitable store in Mississippi.

         COST OF GOODS SOLD. Cost of Goods Sold for the three months ended November 25, 1998 amounted to approximately $5.9 million or 60.8% of Net Sales compared to approximately $6.2 million or 64.3% for the same three month period ended November 25, 1997. Cost of Goods Sold decreased in dollar amount of approximately $300 thousand. This decrease is primarily attributable to the availability of product from the Company's own warehouse distribution center eliminating the additional costs associated with purchasing from the former major supplier, APS, Inc.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the three months ended November 25, 1998 amounted to approximately $3.6 million or 36.7% of Net Sales compared to $3.5 million, or 36.2% of Net Sales, for the same three month period of 1997.

         INTEREST EXPENSE (INCOME). For the three months ended November 25, 1998, the Company had $121,877 of net Interest Expense compared to $31,235 net Interest Expense for the same period of the prior year.

         INCOME TAXES. Income taxes, for the three months ended November 25, 1998, were reflected at zero since the net operating loss carryover from the fiscal year ended February 25, 1998 was utilized to offset the approximately $35 thousand of income taxes that the earnings of approximately $116 thousand generated.

NINE MONTHS ENDED NOVEMBER 25, 1998 COMPARED TO NINE MONTHS ENDED NOVEMBER 25, 1997

         NET SALES. Product sales remained relatively flat at approximately $30.3 million for the nine months ended November 25, 1997 and November 25, 1998. The new warehouse distribution center opening, which occurred in October of 1998, generated an increase in sales of approximately $1.4 million. Store sales for the period decreased approximately $1.4 million. This decrease in sales is primarily attributable to the consolidation and closure of two unprofitable stores in Louisiana and one unprofitable store in Mississippi.

         COST OF GOODS SOLD. Cost of Goods Sold for the nine months ended November 25, 1998 amounted to approximately $19.3 million or 63.8% of Net Sales compared to $20.0 million, or 66.1% of Net Sales for the same nine month period of the previous year. Cost of Goods Sold decreased in dollar amount approximately $705 thousand. This decrease is partially attributable to the availability of product from the Company's own warehouse distribution center eliminating the additional cost associated with purchasing from the former major supplier, APS, Inc.

         OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The OSG&A expenses for the nine months ended November 25, 1998 amounted to approximately $10.4 million or 34.4% of Net Sales for the period. This compares to a total of $10.1 million or 33.5% of Net Sales for the nine months ended November 25, 1997. This increase in expenses is attributable to, among other things, a decision by the Company to incur costs to better manage inventory.

         INTEREST EXPENSE (INCOME). The Company had net Interest Expense of $244,200 for the nine months ended November 25, 1998 compared to net Interest Income of ($1,556) for the nine months ended November 25, 1997.

         INCOME TAXES. Income taxes were reflected at zero since the net operating loss carryover from the fiscal year ended February 25, 1998 was utilized to offset the approximately $94,000 of income taxes that the earnings of approximately $282 thousand generated.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.0 million for the nine months ended November 25, 1998, as compared to net cash used of $1.8 million for the same period ended November 25, 1997. The cash provided was primarily as a result of an increase in accounts payables for the nine months ended November 25, 1998. For the nine months ended, November 25, 1997, cash use was primarily as a result of an increase in inventories.

         Net cash used in investing activities was $6.3 million for the nine months ended November 25, 1998, as compared to $1.1 million for the same period ended November 25, 1997. In 1998, cash was used primarily for purchasing assets of the Monroe Distribution Center and in 1997, cash was used primarily for purchasing fixed assets and to fund the opening of new stores.

         Net cash provided by financing activities, utilizing the Company's credit facilities, was $681 thousand and $2.9 million, for the nine months ended November 25, 1998 and 1997, respectively. These borrowings were used primarily for general working capital purposes and to fund the opening of new stores.

         The balance sheet continues to reflect a strong, solvent position with debt to equity ratio of 0.97 to l.00 and a current ratio of 4.18 to 1.00.

         Management has continued to improve the internal structure to accommodate future growth. Costs of this program are still being incurred in the current period O, S, G, & A costs.

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

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through operating cash flows. The major portion of these costs relate to new computer hardware and software and, thus, will be capitalized. The majority of these costs will be incurred subsequent to August 25, 1999.

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

                Item 2 - 5   None

                Item 6       Exhibits and Reports on Form 8 - K

                             (a) Exhibit 27 - Financial Data Schedule
                                 (for SEC use only)
                             (b) Reports on Form 8 - K:

                             Report on Form 8-K, dated October 13, 1998, reporting the acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and accounts receivables) of one distribution center located in Monroe, Louisiana.

                             Report on Form 8-KA, dated December 23, 1998, to amend report on Form 8-K, dated October 13, 1998, reporting the Registrant's acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and accounts receivable) of one distribution center located in Monroe, Louisiana.




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RANKIN AUTOMOTIVE GROUP, INC.


                                         /s/ Randall B. Rankin
                                         ---------------------------------------
                                         Randall B. Rankin, Chief Executive and
                                         Accounting Officer


     January 8, 1999
-------------------------

                                INDEX TO EXHIBITS




EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule
