Form 10-K405
period 1999-02-25
RANKIN AUTOMOTIVE GROUP INC
filed 1999-05-25
CIK 1023339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    ---------------------

                          COMMISSION FILE NO. 0-28812

                         RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

               LOUISIANA                               72-0838383
 --------------------------------------              --------------
(State of incorporation or organization)            (IRS tax number)

3709 S. MACARTHUR DRIVE, ALEXANDRIA, LA                   71302
----------------------------------------                 --------
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

         Indicate by check mark if disclosure or delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 25, 1999, 4,535,000 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock of the Registrant held by non-affiliates (1,741,000 shares) was approximately $6,746,375 based on the market price at that date.

                       DOCUMENT INCORPORATED BY REFERENCE

         The Registrant's definitive information statement regarding the 1999 annual shareholders meeting is incorporated by reference in Part III (Items 10 through 14) of this Report.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

         Growth through Acquisitions. The Company's growth strategy includes acquisitions as evidenced by the recent acquisitions of US. Parts Corporation, Automotive & Industrial Supply Co., Inc., and Allied Distributing Company of Houston, Inc., and its subsidiary. The Company intends to continue to seek additional acquisition opportunities. There can be no assurance that the Company will be able successfully to identify suitable acquisition candidates, secure financing on acceptable terms, complete acquisitions, integrate acquired operations into existing operations or expand into new markets. There can also be no assurance that the recent acquisitions or future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by the Company's existing operations, or otherwise perform as expected. In addition, the Company competes for acquisition and expansion opportunities with companies that have substantially greater resources.

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

         Competition. The Professional Installer, the "do-it-yourself" (DIY), and the Independent Auto Parts stores portions of the Company's business are highly competitive. The Company's major competitors in the Professional Installer and Independent Auto Parts stores portions of its business include independent warehouse distributors and parts stores, automobile dealerships and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), Carquest and All Pro. Competitors in the DIY portion of the Company's business include national and regional automotive parts chains such as Auto Zone, Western Auto, Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, and discount and convenience chains that carry automotive products. Many of the Company's competitors are larger and have greater financial resources than the Company. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have a material adverse effect on the Company's operations.

         Continued Control of the Company by Principal Shareholder. Mr. Randall Rankin owns beneficially approximately 54% of the outstanding shares of the Company's Common Stock. As a result, Mr. Rankin has the ability to exercise effective voting control of the Company, including the election of all of the Company's directors, and on any other matter being voted on by the Company's shareholders, including any merger, sale of assets or other change in control of the Company.

         No Dividends and None Anticipated. The Company has not paid any dividends since its inception and does not intend to pay dividends in the foreseeable future.

         Volatility of Stock Price. The trading price of the Company's Common Stock may be highly volatile and could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the securities of many companies generally, which fluctuations often are unrelated to operating results.

                                     PART I

Item 1.  Description of Business

         The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories to Professional Installers, DIY customers, and Independent Auto Parts stores. The Company operates 37 auto parts stores, three machine shops, and one distribution center in Louisiana, Mississippi and Eastern Texas. Six of the stores are "wholesale oriented" selling primarily to the Professional Installers while the remaining 31 stores are traditional stores selling to both the Professional Installers and DIY customers. The Company also maintains approximately 185 trucks that can make most deliveries to its wholesale customers within 30 minutes. Stores carry an extensive product line of hard parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems. In addition, the Company also carries (i) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products; (ii) accessories, such as floor mats and seat covers;
(iii) automotive tools and (iv) professional service equipment. Subsequent to year end the Company has acquired three separate auto parts businesses. With these additions the Company will operate 67 stores, three machine shops, and six distribution centers which will service approximately 300 independent auto parts stores. For the fiscal year ended February 25, 1999, on a pro-forma basis, approximately 90% of the Company's sales was derived from hard parts, approximately 65% of the Company's product sales was derived from Professional Installers, 10% from DIY customers, and the remaining 25% from Independent Auto Parts stores.

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

         Company stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's traditional stores average 65% to 70% in Professional Installer sales and 30% to 35% in DIY sales. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard parts SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the additional stores within its area with access to a greater selection of hard parts SKUs on a same day basis. Subsequent to year end, the Company also provides a delivery service to its wholesale customers with approximately 400 trucks, on a pro-forma basis. The Company's pro-forma 67 stores also receive inventory deliveries nightly from its distribution centers. The deliveries replenish each store with the inventory sold the previous day and also provide a store with the ability to special order SKUs not normally stocked by the Company's stores. This enables the Company to provide next day service to both the wholesale and DIY customers.

         The Company's stores offer the Professional Installer and the DIY customer a wide selection of nationally recognized brand name products for domestic and imported automobiles, vans and trucks. For the year ended February 25, 1999, new and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, accounted for approximately 90% of the Company's total sales. Each traditional store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, automotive tools and professional service equipment.

WAREHOUSE OPERATIONS

         On October 13, 1998, the Company acquired the Monroe distribution center from APS, Inc. This distribution center services independent auto parts stores as well as the then existing Rankin Automotive retail and wholesale stores. Subsequent to year end, the Company purchased five distribution centers in Houston, Shreveport and San Antonio. These distribution centers serve the Company's new store count of 67, three machine shops, and approximately 300 Independent Auto Parts Stores with every night service of a broad array of automotive parts accessories. These distribution centers are able to share inventories to increase order-fill rates throughout the Company. The total square footage of the six distribution centers is approximately 600,000 sq. ft. The distribution centers inventories provide a wide variety (up to 125,000 SKU's) of auto parts to the customer base.

OPERATING STRATEGY

         Because the Company pursues the Professional Installer, the DIY, and the Independent Auto Parts stores portions of the automotive aftermarket through its store network and distribution centers, the Company believes that it is able to reach most consumers of automotive products within its market areas. The demand generated by this customer base permits the Company to: (i) offer a broad selection of SKUs and (ii) restock and fill special orders from its distribution centers on an overnight or in some cases, a same-day basis.

         The Company also believes that its service to these three portions of the automotive market results in additional benefits not generally enjoyed by competitors serving only one portion of the market. Because the Company principally deals with the more technically-oriented Professional Installer and the Independent Auto Stores, the Company's sales personnel are required to be more technically proficient, particularly with regard to hard parts. The Company has found that such technical proficiency is also valued by its DIY consumers, thereby enhancing the Company's ability to fulfill its customer service strategy. The Company's philosophy is to be a wholesale customer's one call and a DIY customer's one stop for all their automotive needs.

GROWTH STRATEGY

         The Company's growth strategy is to expand its operations throughout the mid-South by purchasing automotive parts stores as they become available. The Company's growth to date has been accomplished primarily through the purchase of existing automotive parts stores and distribution centers. See "Acquisitions" below. The Company believes that because of the recent trend in consolidation occurring in the auto parts industry, a large number of independent operators will be available for purchase. Key factors considered by the Company in the acquisition selection process include population density and growth-patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other auto parts stores and other competitors within a predetermined radius, and the operational strength of such competitors. Although the cost to acquire the business of an independently owned parts store varies, depending primarily on the amount of inventory and the size of real estate, if any, being acquired, the Company estimates that the average cost to acquire such a business and convert it to a Company store ranges from approximately $225,000 to $350,000, excluding real estate per store. Of this amount, approximately $175,000 to $250,000 is allocable to inventory and the remainder to fixed assets. The Company estimates that an additional $75,000 would be needed to fund the stores' operations for the initial four month period of operations. In the event acquisitions in a targeted area are not possible, or impractical, the Company may attempt to lease a store site and refurbish it as a Company store. The costs associated with opening a new leased location are slightly greater than acquiring a business and converting it to a Company store. Because the majority of the Company's sales comes from its wholesale customer base, the first determining factor in selecting a new store location is the amount of wholesale business available in that area. When the Company targets an area for a new store in a metropolitan market, a study is performed on available sites. If retail space is available at reasonable rates and market size and local competition warrant it, a traditional store would be opened. If not, a wholesale store would be opened.

         Same store growth through increased sales and profitability is also an important part of the Company's growth strategy. To achieve improved sales and profitability at Company stores, the Company continually strives to improve upon the service provided to its customers. The Company believes that while pricing is essential in the highly competitive environment of the automotive aftermarket business, ultimately it is customer satisfaction (whether of the Professional Installer, the DIY customer, or the Independent Auto Parts store), resulting from superior customer service, that generates increased sales and profitability.

RECENT ACQUISITIONS

         Since February 26, 1998, the Company has made the following acquisitions:

         Date               No. Stores              Location
         ----               ----------              --------
         October, 1998     Distribution Center      Monroe, LA
         November, 1998           1                 Trinity, TX
         March, 1999       Distribution Center      Houston, Texas
                                 17                 Houston, Texas
         March, 1999       Distribution Center      Shreveport, LA
                                  3                 Shreveport/ Bossier City, LA
                                  1                 Marshall, Texas
         April, 1999       Distribution Center      Houston, Texas
                           Auto Paint Distribution
                                  Center            Houston, Texas
                           Distribution Center      San Antonio, Texas
                                  9                 Central and South, Texas

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

         The Company's number one priority is customer satisfaction. The Company seeks to attract new Professional Installer, DIY, and Independent Auto Parts store customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly motivated, technically-proficient sales people using advanced point-of-sale systems, (ii) an extensive selection of SKUs stocked in each store, (iii) same day or next day delivery of over 125,000 SKUs, (iv) attractive stores in convenient locations, (v) competitive pricing and (vi) a national warranty program.

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

PURCHASING

         In October of 1998, and in conjunction with the Company's purchase of the former APS, Inc. Distribution Center in Monroe, LA, the Company joined the Auto Value programmed distribution group. Auto Value has a North American presence of over 2000 auto parts stores and 40 Distribution members with sales exceeding 2 billion dollars. This affiliation has afforded the Company very competitive purchasing regimens and a solid marketing program.

         The Company participates in several Auto Value Association programs, among which are the following:

         o A North American warranty program ("NAWP"). The Company is able to offer its customers a "NAWP", good at approximately 2,000 Auto Value parts stores across the country.

         o A national advertising program. The Company believes that because of the expanse of geographic coverage included in its market area, the national advertising program, including an ARCA racing sponsorship, customer sweepstakes programs, television and radio, plus the NAWP, gives the Company stores added recognition and a competitive edge.

         In addition to the above programs, Auto Value provides the Company with: (I) brand name products, (II) pricing economies through increased purchasing power and (III) various services, including assistance in marketing, cataloging and inventory control.

INVENTORY MANAGEMENT

         The Company currently warehouses product on a large basis through its warehouse distribution centers. The Company maintains an inventory control department which, with the help of their vendors, assures that the inventory in the stores is current and up-to-date. The department is constantly adding new SKUs and deleting SKUs that have become less popular.

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

MARKETING

         Since a majority of the Company's revenues are derived from the sale of Automotive Products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's Vice Presidents are primarily responsible for the development and maintenance of the Company's Professional Installer business. As of February 25, 1999, there were approximately twenty-four full-time sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company had 185 trucks to provide prompt delivery service to the Professional Installer. Approximately 264 inside technically trained sales personnel market products to retail and wholesale customers.

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

         The Company promotes sales to its Independent Auto Parts stores through a highly trained group of dedicated sales representatives devoted to the particular needs of the Independent Auto Parts store owner. The Auto Value program is offered to these Independents as well as daily delivery of a wide selection of product.

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

         The Company's major competitors in the Professional Installer and Independent Auto Parts Store portions of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), Carquest and All Pro. Competitors in the DIY portion of its business within its current market area include automotive parts chains such as Auto Zone, Western Auto, Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandisers, and discount and convenience chains that carry automotive products. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have a material adverse effect on the Company's operations.

         Although the Company believes that it has competed effectively in its market area in the past, some of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.

EMPLOYEES

         As of February 25, 1999, the Company had 471 employees, 155 of whom are employed at the Company's traditional stores, 109 are employed at the Company's wholesale stores and distribution center, 24 are engaged as sales personnel, 150 are engaged as delivery personnel and 33 are engaged as corporate and administrative personnel. Subsequent to the year end the recent acquisitions have increased the total employee count to approximately 1,100 employees. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

         The Company has registered the trademark USA AUTO STORES in the States of Louisiana, Texas and Mississippi. The Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company operates 37 auto parts stores, three machine shops, and a distribution center in 30 cities located in Louisiana, Mississippi and Eastern Texas. Of such stores, three are leased from the Company's founder and CEO, Randall B. Rankin, with the remaining 34 stores being leased from nonaffiliated third parties. In addition, the Company leases one of three machine shops, a 2,200 sq. ft. storage facility and the Company's executive offices located at 3510 MacLee Drive and 3709 S. MacArthur Drive, Alexandria, Louisiana from Mr. Rankin. The Company stores generally range in size from 4,200 to 10,000 square feet. See "Item 13" for information with regard to the terms of the leases with Mr. Rankin. Subsequent to year end, the Company operates 67 auto part stores, three machine shops and six distribution centers in Louisiana, Texas and Mississippi.

ITEM 3. LEGAL PROCEEDINGS

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

         The following table sets forth the range of high and low bid information for the Company's Common Stock for the period from the initial public offering to the end of the fourth quarter of 1999.


                                  February 25,             February 25,              February 25,
                                     1997                     1998                       1999
                                --------------           -----------------        ----------------
                                 High      Low            High       Low           High       Low
                                --------------           -----------------        -----------------
         First Quarter          N/A        N/A           24 1/2     13 1/2         3 7/8      2 3/8
         Second Quarter         N/A        N/A           19 1/4      5 1/2         5 1/8      2 7/16
         Third Quarter          14 7/8     10 3/8         6 1/4      2 1/8         3 1/2      2 3/8
         Fourth Quarter         20 3/4     12 1/8         4 1/8      1 5/8         4          1 3/4

         The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

HOLDERS

         As of February 25, 1999 the approximate number of holders of record of the Company's Common Stock was 238 and the approximate number of beneficial holders, including individual participants in security position listings with clearing agencies, was 1,500.

DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management of the Company to utilize all available funds for working capital and expansion of operations.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes selected financial data of the Company and should be read in conjunction with financial statements and Notes thereto and Management's Discussion and Analysis of Financial Condition Results of Operations included elsewhere herein.


                                                                           Year Ended February 25,
                                              -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996             1995
                                              ------------   -------------    ------------    ------------     ------------
OPERATING STATEMENT DATA                                    (In thousands, except shares and per share data)
Net Sales                                     $ 40,101,544    $ 38,655,609    $ 29,946,333    $ 21,032,495    $ 13,957,335
Cost of Goods Sold                             (25,813,186)    (25,823,966)    (19,825,239)    (14,052,476)      9,588,178)
                                              ------------    ------------    ------------    ------------    ------------
     Gross Profit                               14,288,358      12,831,643      10,121,094       6,980,019       4,369,157

Operating, selling, general and
     administrative expenses                   (14,602,206)    (13,627,824)     (9,489,231)     (6,146,580)     (4,212,813)
                                              ------------    ------------    ------------    ------------    ------------
     Operating Income                             (313,848)       (796,181)        631,863         833,439         156,344

Other income (expense)
     Interest expense                             (379,324)        (52,655)       (426,852)       (518,684)       (296,208)
                                              ------------    ------------    ------------    ------------    ------------

Earnings (loss) before income taxes               (693,172)       (848,836)        205,011         314,755        (139,864)
Provision (benefit) for income taxes                    --          60,000          65,000           5,000              --
                                              ------------    ------------    ------------    ------------    ------------
Net earnings (loss)                           $   (693,172)   $   (788,836)   $    140,011    $    309,755    $   (139,864)
                                              ============    ============    ============    ============    ============

Historical net earnings (loss) per
     common share - basic                     $       (.15)   $       (.17)   $        .04    $        .10    $        .05
                                              ============    ============    ============    ============    ============
Historical net earnings (loss) per
     common share-diluted                     $       (.15)   $       (.17)   $        .04    $        .10    $        .05
                                              ============    ============    ============    ============    ============

Weighted average common shares outstanding:
     Basic                                       4,535,000       4,539,000       3,442,000       3,050,000       3,050,000
                                              ============    ============    ============    ============    ============
     Diluted                                     4,535,000       4,539,000       3,442,000       3,050,000       3,050,000
                                              ============    ============    ============    ============    ============

BALANCE SHEET DATA:
Working capital                               $ 16,887,321    $ 15,208,740    $ 13,153,029    $  5,092,631    $  2,955,542
Total assets                                    25,684,909      21,964,495      18,528,558       8,668,321       5,415,764
Total long-term debt                             7,148,085       5,188,160       1,519,022       5,668,757       3,439,000
Stockholder's equity                            11,950,785      12,643,957      13,627,793         495,300         185,545

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company opened its first store in 1979 and expanded to seven stores by fiscal 1993. In 1993, the Company entered into a product purchasing agreement with APS, Inc.. In fiscal 1994, the Company acquired from APS, Inc. five automotive parts stores and a machine shop located in and around Monroe, Louisiana, for a total purchase price of approximately $2.5 million. During the fiscal year ended February 25, 1995, the Company acquired four additional automotive parts stores for a total purchase price of approximately $1.5 million. During the fiscal year ended February 25, 1996, the Company (i) acquired five additional automotive parts stores for a total purchase price of approximately $1.7 million, four of which were acquired from APS, Inc. (who had recently acquired them from USA Auto Stores, Inc.) for a total purchase price of approximately $1.3 million, (ii) closed one store and opened two stores. In May and July 1996, the Company acquired two additional automotive parts stores for a total purchase price of approximately $900,000 and on October 25, 1996 the Company acquired twelve stores in Mississippi from APS, Inc., for a total purchase price of approximately $2.5 million. During the fiscal year ended February 25, 1998, the Company opened four new traditional stores, two in Louisiana and two in East Texas, and consolidated one store in Opelousas, Louisiana. In addition, one traditional store was acquired in Natchitoches, LA for a purchase price of $478,000. During the fiscal year ended, February 25, 1999, one traditional store was acquired in Trinity, TX for a purchase price of approximately $163,000. In addition, the Company purchased the APS, Inc. distribution center in Monroe, LA for a purchase price of approximately $7.3 million. The Company closed two stores and consolidated two stores. As a result of these acquisitions, the Company's net sales have increased from approximately $4.1 million for the fiscal year ended February 25, 1993 to approximately $40.1 million for the fiscal year ended February 25, 1999. Subsequent to the year end, the Company acquired US. Parts Corporation, Automotive & Industrial Supply Co., Inc. (A&I), and Allied Distributing Company of Houston, Inc. and its subsidiary. As a result of these acquisitions, on a pro forma basis, sales for the year ended February 25, 1999 were $141 million.

RESULTS OF OPERATIONS

         It is not possible, at this time, to project the effect that the recent acquisitions made subsequent to year end will have on the Company's results of operations.

         The following table sets forth certain selected historical operating results for the Company as a percentage of net sales.

                                                                              Year Ended February 25,
                                                                              -----------------------
                                                                      1997           1998            1999
Net sales.........................................................    100.0%        100.0%           100.0%
Cost of goods sold................................................     66.2          66.8             64.4
                                                                      -----         -----            -----
     Gross profit.................................................     33.8          33.2             35.6
Operating, selling, general and administrative expenses...........     31.7          35.3             36.4
                                                                      -----         -----            -----
     Earnings (loss) from operations..............................      2.1          (2.1)            (0.8)
Interest expense..................................................      1.4           0.1              0.9
Income taxes (credit).............................................      0.2          (0.2)             0.0
                                                                      -----         -----            -----
Net earnings (loss)...............................................      0.5%         (2.0)%           (1.7)%
                                                                      =====         =====            =====

Year Ended February 25, 1998 Compared to Year Ended February 25, 1999

         Net Sales. Product sales increased approximately $1.4 million, or approximately 3.7%, from approximately $38.7 million from the year ended February 25, 1998 to $40.1 million for year of 1999. Approximately $3.6 million of the increase was due to the purchase of the Monroe Distribution Center and one store acquisition and the decrease of $2.2 million was due primarily to the closure of two stores and the consolidation of two stores. See "Business Operating Strategy" and "Business - Recent Acquisitions."

         Cost of Goods Sold. Cost of goods sold remained in total dollar amount relatively the same at $25.8 million (64.4% of net sales) for the year ended February 25, 1999 as compared to $25.8 million (66.8% of net sales) for the fiscal year of 1998. Cost of goods sold as a percentage of sales decreased by 2.4%. This decrease was primarily attributable to the Company's purchase of its own distribution center and its ability to purchase product at lower prices.

         Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses ("OSG&A") increased from approximately $13.6 million (approximately 35.3% of net sales) for the year ended February 25, 1998 to approximately $14.6 million (approximately 36.4% of net sales) for fiscal of 1999. This $1.0 million increase (approximately 2.5% of net sales) for the year ended February 25, 1999, resulted primarily from additional store personnel and corporate overhead to support the increased sales volume and acquisition of the distribution center.

         Interest Expense. Net interest expense increased from approximately $53,000 (approximately 0.1% of the sales) for the fiscal year ended February 25, 1998 to approximately $379,000 (approximately 0.9% of net sales) for the comparable year ended February 25, 1999. The dollar and percentage increases were primarily attributable to the purchase of the distribution center.

         Income Taxes. No income tax expense or benefit was reflected for the fiscal year ended February 25, 1999. There was a $60,000 credit (approximately a -7.1% tax rate) for the comparable year ended February 25, 1998. See Footnote 9 to the accompanying audited financial statements for further explanation.

Year Ended February 25, 1997 Compared to Year Ended February 25, 1998

         Net Sales. Product sales increased approximately $8.7 million, or approximately 29.1%, from approximately $29.9 million from the year ended February 25, 1997 to $38.7 million for year of 1998. Approximately $3.1 million of the increase was due to the four new store openings and one acquisition and the remaining increase was due primarily to an increase in same store sales and acquisitions which were consummated in the prior year. See "Business Operating Strategy" and "Business - Recent Acquisitions."

         Cost of Goods Sold. Cost of goods sold increased from approximately $19.8 million (66.2% of net sales) for the year ended February 25, 1997 to approximately $25.8 million (66.8% of net sales) for the fiscal year of 1998. The increase in the dollar amount of cost of goods sold was primarily attributable to sales increases. Cost of goods sold as a percentage of sales increased primarily from sales increases in lower gross margin sales and new store sales that initially operate at lower gross margins. These new stores' cost of goods sold as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase. The Company continued to purchase most of its product from APS, Inc., however, the Company began negotiations with potential new suppliers. As discussed elsewhere, during the year ended February 25, 1999 the Company purchased the Monroe distribution center from APS, Inc. and began purchasing its products through the Auto Value Association buying group.

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

         Income Taxes. Income taxes decreased from $65,000 (approximately a 32% tax rate) for the fiscal year ended February 25, 1997 to a $60,000 credit (approximately a -7.1% tax rate) for the comparable year ended February 25, 1998. See Footnote 9 to the accompanying audited financial statements for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.7 million, primarily as a result of an increase in accounts payable and a decrease in inventories and accounts receivable. Net cash used in operating activities was $2.2 million and $1.0 million for the years ended 1998 and 1997, respectively.

         Net cash used in investing activities was $6.5 million, $1.3 million, and $.5 million for the years ended 1999, 1998, and 1997, respectively. In 1999, cash was used primarily for purchasing assets of the Monroe Distribution Center. This warehouse acquisition was funded through existing cash reserves and the Company's line of credit.

         Net cash provided by financing activities was $176 thousand, $3.5 million, and $5.2 million for the years ended 1999, 1998, and 1997, respectively. These borrowings were used primarily for general working capital purposes and to fund the opening of new stores and the warehouse acquisition.

         The Company's primary capital requirements have been the funding of new store acquisitions, increased inventory levels and accounts receivable and the expansion of the Company's delivery fleet of vehicles. New store acquisitions and the expansion of the delivery fleet have been funded primarily by borrowings secured by the Company's assets.

         At February 25, 1999, the Company's $7.5 million line of credit was with Hibernia National Bank. Subsequent to February 25, 1999, the Company entered into a new financing agreement with Heller Financial Corporation. The agreement provides for term loans in the aggregate amount of $6,000,000 and a revolving line of credit with a maximum amount of $39,000,000. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires in March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 2.25 percent or prime. The interest rates on the term loans are .5 percent to .75 percent higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth," "ratio of indebtedness to tangible net worth," "fixed charge coverage," and "capital expenditures," all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions referred to above.

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

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Should there be any failure of systems, either at the corporate or store level, operations would continue with manual processing.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than September 30, 1999, which is prior to any possible impact on its operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through operating cash flows. The major portion of these costs relate to new computer hardware and software and, thus, will be capitalized. The majority of these costs will be incurred subsequent to February 25, 1999.

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

         Store sales have historically been somewhat higher in the first and second quarters (March through August) then in the third and fourth quarters (September through February).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's only significant interest rate market sensitive instrument during the last fiscal year was it's revolving line of credit which totaled $5 million at February 25, 1999. The interest rate on this debt fluctuates with LIBOR and thus changes in the LIBOR rate will have a positive or negative impact on the Company's results of operations. For example, a 1% increase in the LIBOR rate would have a $50,000 negative impact on the Company's annual earnings before income taxes based upon the $5 million of outstanding debt at February 25, 1999.

ITEM 8.  FINANCIAL STATEMENTS

         The information required by this Item is found immediately following the signature page of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS

         The following table sets forth the names and ages of all executive officers of the Company at February 25, 1999, (March 10, 1999 as to Ali A. Attayi) including all positions and offices with the Company held by him or her, and the period during which he or she has served as such.

         Name                    Age        Position
         ----                    ---        --------
         Randall B. Rankin        49        CEO, Chairman and Director
         Ali A. Attayi            53        President and Director
         Ricky D. Gunn            40        V. Pres. of Operations and Director
         Harris Lake Smith, Jr.   42        V. Pres. of Sales and Director
         Nancy J. Grant           40        Principal Accounting Officer

         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his or her successor is duly elected and qualified. The following is a summary of the business experience of each of the Company's executive officers.

         RANDALL B. RANKIN has been CEO of the Company since its inception in 1978. Prior thereto, he operated the business as a sole proprietorship since its founding in 1968. He has essentially spent his entire adult life in various sales, marketing and administrative capacities with the Company. Mr. Rankin has served on numerous warehouse associations and councils, advising aftermarket manufacturers on the needs of the auto parts industry. He is Chairman of the Board of the Louisiana Auto Parts Association.

         ALI A. ATTAYI is President and COO (Chief Operating Officer) of the Company. Mr. Attayi graduated from Lamar University in 1976 with a degree in Mechanical Engineering. Upon earning his degree he worked abroad and returned to own a chain of auto repair shops from 1981 until 1986. While owning the auto repair shops, he established US. Parts Corporation in 1984, a two-step wholesale distributing warehouse. Mr. Attayi has over 20 years experience in the automotive industry. He became President and a director of the Company on March 10, 1999 when the Company acquired US. Parts Corporation.

         RICKY D. GUNN is Vice President of Operations for the Company. Mr. Gunn began his automotive aftermarket experience in February 1976 with Motor Supply Company in Monroe, Louisiana. In 1987 he joined APS, Inc., and became Division Manager when the Monroe stores were acquired by APS, Inc.. He joined the Company in May 1993 as Vice President when the Monroe stores were acquired by the Company. Mr. Gunn has been active on many advisory councils throughout the auto parts industry including the "Big A" Jobber Council. He became a director of the Company in August 1996.

         HARRIS LAKE SMITH, JR. is Vice President of Sales and Marketing for the Company. He began his employment with the Company in 1974 as an outside sales person covering the East Texas market. He started the Lufkin, Texas operation in 1991 and opened the Nacogdoches, Texas operation in early 1992. Mr. Smith has been active on several advisory councils including the "Big A" Jobber Council. He is also active in the Texas Auto Parts Association. He became a director of the Company in August 1996.

         NANCY J. GRANT is Principal Accounting Officer and Controller for the Company. She has over eleven years of experience in both public and private accounting. Ms. Grant was the Controller for a group of fourteen privately held companies from May, 1994 until she joined the Company in July of 1997. Ms. Grant also serves as the Company's Secretary.

DIRECTORS

         Reference is made to the Company's definitive information statement for the 1999 annual shareholders meeting involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive information statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive information statement for the 1999 annual meeting of shareholders involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's definitive information statement for the 1999 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive information statement for the 1999 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit
          Number                     Description
          -------                    -----------
         3.   (a)     Articles of Incorporation, as amended*
              (b)     By-laws*
         4.           Form of Common Stock Certificate*
        10.   (a)     Copy of Stock Option Plan*
              (b)     Copy of Underwriter's Warrant Agreement*
              (c)     Copy of Product Purchase Agreement between the Registrant and A.P.S., Inc.*
              (d)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated
                      September 1, 1993 (corporate office)*
              (e)     Copy of Lease Agreement between the Registrant and Mr.
                      Randall Rankin dated July 1, 1991 (machine shop)*
              (f)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (Monroe Street store)*
              (g)     Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (South MacArthur
                      Drive stores and redistribution facility)*
              (h)     Copy of Lease Agreement between the Registrant and Mr.
                      Randall Rankin dated July 1, 1991 (storage facility)*
              (i)     Copy of Agreement of Sale by and Between Registrant and Parts, Inc. dated
                      September 12, 1996 relating to the acquisition of the Jackson Stores*
              (j)     Copy of Agreement of Sale between Registrant and American Parts System,
                      Inc. dated October 20, 1994 relating to the acquisition of the Hammond Stores*
              (k)     Copy of employment contract between the Registrant and Mr. Randall Rankin*
              (1)     Commitment Letter from Hibernia National Bank dated September 11, 1996*
              (m)     Copy of Lock-up Agreement between the Registrant and Mr. Randall Rankin*
              (n)     Copy of Hibernia  National Bank's Amended & Restated Loan Agreement dated October 7, 1997
              (o)     Copy of Hibernia National Bank's 1st Amendment to Amended & Restated Loan Agreement
                      dated May 19, 1998
              (p)     Asset Purchase Agreement between A.P.S., Inc. and Rankin Automotive Group, Inc.
                      dated as of September 17, 1998
              (q)     Asset Purchase Agreement between US. Parts Corporation and Rankin Automotive Group,
                      Inc. dated as of February 26, 1999.
              (r)     Asset Purchase Agreement between Automotive & Industrial Supply Co., Inc. and
                      Rankin Automotive Group, Inc. dated as of February 26, 1999.
              (s)     Asset Purchase Agreement between Allied Distributing Company of Houston, Inc.; Auto
                      Parts Investment Group, Inc.; and Rankin Automotive Group, Inc. dated as of
                      February 26, 1999.
              (t)     Copy of Heller Financial Corporation's loan agreement dated March 10, 1999.
              (u)     Copy of employment contract between Rankin Automotive Group, Inc. and Mr. Ali Attayi.
              (v)     Copy of Registration Rights and Lock-up Agreement between Rankin Automotive
                      Group, Inc. and Mr. Ali Attayi.
              (w)     Copy of employment contract between Rankin Automotive Group, Inc. and Mr. Otis Al
                      Cannon
        27.1          Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-5562-A) ordered effective November 18, 1996.

(b)   Reports on Form 8-K

      Report on Form 8-K, dated October 28, 1998, reporting the acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and accounts receivables) of one distribution center located in Monroe, Louisiana.

      Report on Form 8-KA, dated December 23, 1998, to amend report on Form 8-K, dated October 28, 1998, reporting the Registrant's acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and accounts receivables) of one distribution center located in Monroe, Louisiana.

      Report on Form 8-K, dated March 25, 1999, reporting the acquisitions from US. Parts Corporation, the business (consisting of certain assets, principally inventory and accounts receivables and the assumption of certain liabilities) in Houston, Texas and from Automotive & Industrial Supply Co., Inc., the business (consisting of certain assets, principally inventory and accounts receivables and the assumption of certain liabilities) in Shreveport, Louisiana. In addition, the reporting included the definitive agreement to purchase Allied Distributing Company of Houston, Inc. and its subsidiary, Auto Parts Investment Group, Inc. in Houston, San Antonio, Central and South Texas.

      Report on Form 8-KA, dated May 24, 1999, to amend report on Form 8-K, dated March 25, 1999, reporting the Registrant's acquisitions from US. Parts Corporation, the business (consisting of certain assets, principally inventory and accounts receivables and the assumption of certain liabilities) in Houston, Texas; from Automotive & Industrial Supply Co., Inc., the business (consisting of certain assets, principally inventory and accounts receivables and the assumption of certain liabilities) in Shreveport, Louisiana.; and from Allied Distributing Company of Houston, Inc. and its subsidiary, Auto Parts Investment Group, Inc., the business (consisting of certain assets, principally inventory and accounts receivables and the assumption of certain liabilities) in Houston, San Antonio, Central and South Texas.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



         Dated: May 25, 1999        RANKIN AUTOMOTIVE GROUP, INC.

                                    By:   /s/ Randall B. Rankin
                                          ---------------------------------
                                          Randall B. Rankin, CEO and Chairman
                                            of the Board
                                          Executive Officer

                                    By:   /s/ Nancy J. Grant
                                          ---------------------------------
                                          Nancy J. Grant, Principal
                                          Accounting Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Randall B. Rankin                       Director           May 25, 1999
------------------------------------
Randall B. Rankin

 /s/ Ali A. Attayi                           Director           May 25, 1999
------------------------------------
Ali A. Attayi

 /s/ Otis Al Cannon, Jr.                     Director           May 25, 1999
------------------------------------
Otis Al Cannon, Jr.

 /s/ Ricky D. Gunn                           Director           May 25, 1999
------------------------------------
Ricky D. Gunn

 /s/ Harris Lake Smith, Jr.                  Director           May 25, 1999
------------------------------------
Harris Lake Smith, Jr.

 /s/ Ricky L. Sooter                         Director           May 25, 1999
------------------------------------
Ricky L. Sooter, Esq.

RANKIN AUTOMOTIVE GROUP, INC.

FINANCIAL STATEMENTS FOR THE YEARS ENDED
FEBRUARY 25, 1997, 1998 AND 1999 AND INDEPENDENT
AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


Board of Directors
Rankin Automotive Group, Inc.
Alexandria, Louisiana

We have audited the accompanying balance sheets of Rankin Automotive Group, Inc. as of February 25, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 25, 1999, in conformity with generally accepted accounting principles.




May 7, 1999

RANKIN AUTOMOTIVE GROUP, INC.

BALANCE SHEETS
FEBRUARY 25, 1998 AND 1999
-------------------------------------------------------------------------------

ASSETS                                                              1998            1999

CURRENT ASSETS:
  Cash and cash equivalents                                     $  3,962,065    $    346,913
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $61,000
      in 1998 and $346,000 in 1999)                                2,317,873       3,704,100
    Related party                                                     18,904          34,663
  Inventory                                                       12,874,352      18,320,862
  Prepaid expenses and other current assets                          167,924         228,982
                                                                ------------    ------------

          Total current assets                                    19,341,118      22,635,520

PROPERTY AND EQUIPMENT - net                                       1,994,265       2,155,927

PREPAID DEBT ISSUANCE COSTS                                               --         310,978

GOODWILL AND OTHER INTANGIBLE ASSETS - net                           629,112         582,484
                                                                ------------    ------------

TOTAL                                                           $ 21,964,495    $ 25,684,909
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  3,383,715    $  4,748,629
  Accrued expenses                                                   593,477         817,045
  Current portion of long-term debt                                  155,186         182,525
                                                                ------------    ------------

           Total current liabilities                               4,132,378       5,748,199

LONG-TERM DEBT                                                     5,188,160       7,148,085

UNALLOCATED PURCHASE CREDIT                                               --         837,840

COMMITMENTS AND CONTIGENCIES                                              --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares authorized,
    none issued                                                           --              --
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,550,000 shares issued                                           45,500          45,500
  Additional paid-in capital                                      13,083,830      13,083,830
  Accumulated deficit                                               (290,373)       (983,545)
  Less treasury stock, 15,000 shares at cost                        (195,000)       (195,000)
                                                                ------------    ------------

          Total stockholders' equity                              12,643,957      11,950,785
                                                                ------------    ------------

TOTAL                                                           $ 21,964,495    $ 25,684,909
                                                                ============    ============

See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 25, 1997, 1998 AND 1999
-------------------------------------------------------------------------------

                                      1997             1998            1999

NET SALES                         $ 29,946,333    $ 38,655,609    $ 40,101,544

COST OF GOODS SOLD                 (19,825,239)    (25,823,966)    (25,813,186)
                                  ------------    ------------    ------------

           Gross profit             10,121,094      12,831,643      14,288,358

OPERATING, SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES       (9,489,231)    (13,627,824)    (14,602,206)
                                  ------------    ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS        631,863        (796,181)       (313,848)

INTEREST EXPENSE                      (426,852)        (52,655)       (379,324)
                                  ------------    ------------    ------------

EARNINGS (LOSS) BEFORE INCOME
  TAXES (CREDIT)                       205,011        (848,836)       (693,172)

INCOME TAXES (CREDIT)                   65,000         (60,000)             --
                                  ------------    ------------    ------------

NET EARNINGS (LOSS)               $    140,011    $   (788,836)   $   (693,172)
                                  ============    ============    ============

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE         $       0.04    $      (0.17)   $       (.15)
                                  ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        3,442,000       4,539,000       4,535,000
                                  ============    ============    ============

See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 25, 1998 AND 1999
-------------------------------------------------------------------------------

                                                                                  RETAINED
                                          COMMON STOCK           ADDITIONAL       EARNINGS
                                   --------------------------     PAID-IN       (ACCUMULATED    TREASURY
                                     SHARES         AMOUNT        CAPITAL         DEFICIT)        STOCK             TOTAL
BALANCE AT FEBRUARY 26, 1996         3,050,000   $     30,500   $    106,348   $    358,452    $         --    $    495,300

Net earnings for the year ended
  February 25, 1997                                                                 140,011                         140,011

Issuance of common stock             1,500,000         15,000     12,977,482             --                      12,992,482
                                  ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT FEBRUARY 25, 1997         4,550,000         45,500     13,083,830        498,463                      13,627,793

Net loss for the year ended
  February 25, 1998                                                                (788,836)                       (788,836)

Purchase of treasury stock                                                                         (195,000)       (195,000)
                                  ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT FEBRUARY 25, 1998         4,550,000         45,500     13,083,830       (290,373)       (195,000)     12,643,957

Net loss for the year ended
  February 25, 1999                                                                (693,172)                       (693,172)
                                  ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT FEBRUARY 25, 1999         4,550,000   $     45,500   $ 13,083,830   $   (983,545)   $   (195,000)    $11,950,785
                                  ============   ============   ============   ============    ============    ============

See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 25, 1997, 1998 AND 1999
-------------------------------------------------------------------------------

                                                                       1997           1998            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $    140,011    $   (788,836)   $   (693,172)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   270,221         396,284         430,731
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                   (506,078)       (146,390)        524,571
        (Increase) decrease in inventories                         (2,040,553)     (2,286,196)        896,490
        (Increase) decrease in other assets, net                       35,654         (50,398)        (61,058)
        Increase in accounts payable                                  793,762         761,345       1,364,914
        Increase (decrease) in accrued expenses                       297,398        (121,517)        223,568
                                                                 ------------    ------------    ------------

           Net cash provided by (used in) operating activities     (1,009,585)     (2,235,708)      2,686,044
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                           (458,833)       (931,460)       (637,482)
  Cash paid in connection with acquisition                                 --        (408,000)     (5,840,000)
                                                                 ------------    ------------    ------------

           Net cash used in investing activities                     (458,833)     (1,339,460)     (6,477,482)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering                                    12,992,482              --              --
  Borrowings under revolving line of credit                        32,982,504      20,951,351      18,631,033
  Repayments of borrowings under revolving
    line of credit                                                (35,717,159)    (17,407,603)    (16,828,934)
  Proceeds from other long-term obligations                                --         320,827         416,557
  Repayments of other long-term obligations                        (4,930,560)       (154,629)       (231,392)
  Repayments of short-term notes payable                                   --              --      (1,500,000)
  Purchase of treasury stock                                                         (195,000)             --
  Proceeds of note payable to stockholder                                  --              --         524,112
  Repayment of notes payable to stockholder                          (145,706)             --        (524,112)
  Prepaid debt issuance costs                                              --              --        (310,978)
                                                                 ------------    ------------    ------------

           Net cash provided by financing activities                5,181,561       3,514,946         176,286
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                     3,713,143         (60,222)     (3,615,152)

CASH, BEGINNING OF YEAR                                               309,144       4,022,287       3,962,065
                                                                 ------------    ------------    ------------

CASH, END OF YEAR                                                $  4,022,287    $  3,962,065    $    346,913
                                                                 ============    ============    ============

See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    DESCRIPTION OF ORGANIZATION AND BUSINESS

      BUSINESS - Rankin Automotive Group, Inc., (the Company) was incorporated under the laws of the State of Louisiana in June 1978 and operates primarily in one segment of business as a specialty wholesaler and retailer of automotive replacement parts, maintenance items and accessories for the professional installer and "do it yourself" markets through stores located in Louisiana, Mississippi and East Texas.

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

      INTANGIBLE ASSETS AND UNALLOCATED PURCHASE CREDIT - Intangible assets consist primarily of goodwill and customer lists. These assets are being amortized on a straight-line basis over 5 to 25 years. Accumulated amortization amounted to approximately $70,000 and $117,000 at February 25, 1998 and 1999, respectively. Unallocated purchase credit represents the excess of the fair value of assets acquired, excluding property and equipment, over cost. This credit is being amortized over five years and such amortization amounted to approximately $70,000 in the year ended February 25, 1999.

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

      EARNINGS PER SHARE - Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

4.    ACQUISITION OF BUSINESSES

      During the year ended February 25, 1997, the Company acquired 14 auto parts stores from A.P.S., Inc. During the year ended February 25, 1998, the Company acquired one auto parts store. During the year ended February 25, 1999, the Company acquired a distribution center from A.P.S., Inc. These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon their estimated fair values as of the dates of acquisition. The Company paid cash totaling approximately $408,000 in 1998 and $5,840,000 in 1999, and incurred debt to the seller of approximately $3,450,000 in 1997 and $1,500,000 in 1999 and assumed liabilities of $70,000 in 1998 in exchange for assets with a purchase price of approximately $3,450,000 in 1997, $478,000 in 1998 and $7,340,000 in 1999. The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred as of February 26 of the year preceding the acquisitions (in thousands except per share data):

                                                     1997           1998          1999
Net sales                                           $38,082        $48,867       $45,501
Net earnings (loss)                                     149           (337)         (710)
Basic and diluted earnings (loss) per share             .04           (.07)         (.16)

      The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26 of the year preceding the acquisitions or of future results of operations of the combined companies.

5.    ACCOUNTS RECEIVABLE, RELATED PARTY

      The accounts receivable from the related party represents non-interest bearing trade receivables from a company partially owned and a company wholly owned by the principal stockholder of the Company and are due within thirty days.

6.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                              LIFE
                                                        1998        1999     (YEARS)

Furniture and fixtures and other office equipment   $  633,159   $  682,948    5-7
Leasehold improvements                                 510,603      682,302    5-15
Warehouse equipment                                    971,253      979,074    5-10
Transportation equipment                             1,107,418    1,447,789       5
                                                    ----------   ----------
                                                     3,222,433    3,792,113
Less:  accumulated depreciation and amortization     1,228,168    1,636,186
                                                    ----------   ----------

                                                    $1,994,265   $2,155,927
                                                    ==========   ==========

7.    LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    1998            1999

Borrowing under revolving line of credit with a maximum amount of $7,500,000 with a bank requiring monthly payments of interest at LIBOR plus 2.5% (8.2% at
February 25, 1998 and 1999) with principal due December 1, 2001,
collateralized by substantially all assets of the Company                        $ 4,952,972    $ 6,755,071

Various notes payable, requiring monthly installments of approximately $12,700 including interest at various rates; a portion of which are collateralized by
equipment and vehicles                                                               390,374        575,539
                                                                                 -----------    -----------
                                                                                   5,343,346      7,330,610
Less current maturities                                                             (155,186)      (182,525)
                                                                                 -----------    -----------

                                                                                 $ 5,188,160    $ 7,148,085
                                                                                 ===========    ===========

       Aggregate maturities of long-term debt are as follows for the years ending February 25,

       2000                                          182,525
       2001                                          194,883
       2002                                        6,869,037
       2003                                           61,600
       2004                                           22,565
                                                  ----------
                                                  $7,330,610
                                                  ==========

      The revolving line of credit agreement contains certain financial covenants relating to, among other things, current ratio, interest coverage and debt to equity ratio.

      As discussed in Note 13, the revolving line of credit was refinanced subsequent to February 25, 1999.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                       1998            1999

Accrued payroll and related taxes                    $527,076        $631,759
Other                                                  66,401         185,286
                                                     --------        --------
                                                     $593,477        $817,045
                                                     ========        ========

9.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of February 25, 1998 and 1999 are as follows:


                                                      1998         1999

Deferred tax assets -
  Net operating loss carryforward                   $ 210,000    $ 415,000
  Vacation pay and other items, net                    12,000       35,000
                                                    ---------    ---------

           Total deferred tax assets                  222,000      450,000

  Less valuation allowance                           (222,000)    (450,000)
                                                    ---------    ---------

           Net deferred tax assets                  $      --    $      --
                                                    =========    =========

      The components of income taxes (credit) are as follows:

                                               1997        1998     1999

Currently payable (refundable)               $ 25,000    $(20,000)   $     --
Deferred                                       40,000     (40,000)         --
                                             --------    --------    --------

                                             $ 65,000    $(60,000)   $     --
                                             ========    ========    ========

      Income taxes (credit) differ from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before income taxes. The reasons for these differences are as follows (in thousands):

                                                               YEAR ENDED
                                                              FEBRUARY 25,
                                                    ------------------------------------
                                                       1997        1998          1999
Income taxes (credit) computed at statutory rates   $  70,000    $(289,000)    $(236,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance                            --      222,000       228,000
  Other, net                                           (5,000)       7,000         8,000
                                                    ---------    ---------     ---------

Actual income taxes (credit)                        $  65,000    $ (60,000)    $     --
                                                    =========    =========     =========

Actual tax rate                                            32%          (7)%         -- %

      At February 25, 1998 and 1999, the Company's management evaluated its deferred tax assets and determined that it was more likely than not that the deferred tax asset would not be realized and established a valuation allowance against its deferred tax assets.

      At February 25, 1999, the Company had a net operating loss carryforward of approximately $1,220,000 available to reduce future taxable income through 2014.

      Income taxes paid amounted to approximately $60,000 in 1998 and were not significant in 1997. Income tax refunds of approximately $30,000 were received in 1998.

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

      The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative, participating, option or other special rights, and qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of February 25, 1999, the Board had not authorized any issuances of any series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

      In the year ended February 25, 1997, the Company issued warrants to purchase 100,000 shares at $13.50 per share. These warrants expire in October 2000.

      The Board also instituted a stock option plan under which 250,000 shares of common stock are reserved for issuance at no less than the fair market value of the stock at the date of grant. Options expire ten years after the date of grant.

      Transactions in the plan are as follows:

                                                        OPTIONS OUTSTANDING
                                                       ---------------------
                                             SHARES     SHARES     AVERAGE
                                  VESTING  AVAILABLE    UNDER       PRICE
                                  PERIOD   FOR GRANT    OPTION     PER SHARE

Balance at February 26, 1996                      --          --    $    --

Authorized                                   250,000          --    $    --
Granted                           1 year      (6,000)      6,000    $ 10.00
                                            --------    --------    -------

Balance at February 25, 1997                 244,000       6,000    $ 10.00

Granted                                           --          --    $   --
Expired/forfeited                                 --          --    $   --
                                            --------    --------    -------

Balance at February 25, 1998                 244,000       6,000    $ 10.00

Granted                           1 year      (6,000)      6,000    $  3.19
Granted                           5 years    (87,000)     87,000    $  3.43
Expired/forfeited                 5 years     10,000     (10,000)   $  3.19
                                            --------    --------    -------

Balance at February 25, 1999                 161,000      89,000    $  3.88
                                            ========    ========    =======

Exercisable at February 25,1999                            6,000    $ 10.00
                                                        ========    =======

      The weighted average contractual life of options outstanding at February 25, 1999 was approximately 9 years.

      The Company is applying APB Opinion No. 25 and related interpretations in accounting for the stock option plan. All options granted were at the estimated fair market value on the date of grant. Accordingly, no compensation expense has been recognized. If the Company determined compensation cost based on the fair value at the date of grant of $1.75 for the 1997 grants and $1.32 for the 1999 grants per each share under option, consistent with the requirements of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation," the Company's net earnings (loss) and earnings (loss) per share would have been approximately $135,000 and $.04 in 1997, $(794,000) and $(0.17) in 1998 and $(703,000) and $(.16) in 1999. In computing these pro forma amounts, the Company used the Black-Scholes Pricing Model and assumed a risk-free interest rate equal to approximately 6-1/2%, no dividends, no volatility and an expected life of approximately 3 years for the 1997 grants and 5.5%, no dividends, 30% volatility and an expected life of 6 years for the 1999 grants. The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts.

11.   COMMITMENTS AND CONTINGENCIES

      PURCHASE COMMITMENTS

      On October 21, 1996, the Company entered into an amended product purchase agreement with A.P.S., Inc. ("APS"), a national distributor of replacement auto parts. Under the terms of this agreement, the Company agreed to purchase merchandise from APS through September 2002, over any given four-month consecutive billing period at a minimum average of 80% of the Company's cost of goods as defined. Purchases from APS aggregated approximately $12,200,000, $17,000,000 and $6,700,000 in 1997, 1998 and
      1999, respectively.

      In January 1998, due to non-competitive pricing from APS, Inc., the Company by contract sent notice to APS, Inc. informing them that the product purchase agreement had been canceled. In February 1998, APS, Inc. along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continued to purchase most of its products from APS, Inc. while it began negotiations with potential new suppliers. The Company discontinued purchasing from APS in approximately October 1998 when it purchased a distribution center from APS (see Note 4). The bankruptcy of APS and the subsequent purchase of its Monroe, Louisiana distribution center by the Company had an adverse effect on product flow to the Company and its sales. Management of the Company believes that the termination of its purchasing relationship with APS will not have a lasting material adverse effect on its business.

      LEASES

      The Company leases three of its stores, a machine shop, a storage facility, and its administrative offices from the principal stockholder of the Company and 34 (including 19 noncancelable operating leases from APS) of its stores from unrelated parties under noncancelable operating leases. In addition the Company leases eight of its stores from unrelated parties on a month to month basis. Such leases to unrelated parties expire during the fiscal years 1999 to 2004. Rent expense under leases with the principal stockholder aggregated approximately $244,000 in 1997, $262,000 in 1998 and $266,000 in 1999. Rent expense to other parties aggregated $520,000 in 1997, $850,000 in 1998 and $868,000 in 1999. Most
      leases include provisions for lease extensions and also require the Company to pay real estate taxes, insurance and certain other expenses.

      Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more, for each of the next five years and thereafter are as follows:

                          PRINCIPAL           UNRELATED
                         STOCKHOLDER           PARTIES              TOTAL
2000                     $  262,000         $   625,000          $  887,000
2001                        262,000             437,000             699,000
2002                        207,000             248,000             455,000
2003                        180,000              55,000             235,000
2004                        180,000               4,000             184,000
Thereafter                  420,000                   -             420,000
                         ----------         -----------          ----------

                         $1,511,000         $ 1,369,000          $2,880,000
                         ==========         ===========          ==========

      The Company subleases a portion of one of its locations and sublease rental income amounted to approximately $15,000 in 1997, $31,000 in 1998 and $43,000 in 1999. There are no significant sublease commitments at February 28, 1999.

12.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION


                                                                    YEAR ENDED FEBRUARY 25,
                                                   ----------------------------------------------------
                                                     1997                   1998                1999
Noncash investing and financing activities:
  Purchase of businesses financed by seller        $3,450,000            $ 70,000           $ 1,500,000
  Cash paid for interest                              487,000             230,000               498,000

13.   SUBSEQUENT EVENTS (UNAUDITED)

      Subsequent to February 25, 1999, the Company acquired the auto parts distribution centers and stores operated by US Parts Corporation, Automotive and Industrial Supply, Co., Inc. and Allied Distributing Company of Houston, Inc. These acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon a preliminary estimate of their fair values as of the dates of acquisition. The Company paid cash totaling approximately $26.7 million, assumed liabilities of approximately $13.2 million and issued 651,613 shares of the Company's common stock in connection with those acquisitions. The Company also entered into employment and stock option agreements with certain officers of the acquired companies. The results of operations of each acquisition will be included in the Company's statements of operations from the dates of acquisition. The following unaudited pro forma results of operations for the year ended February 25, 1999 give effect to the acquisitions as though they had occurred as of February 26, 1998 (in thousands except per share data):


  Net sales                                                     $ 141,096
  Net earnings                                                      1,932
  Basic and diluted earnings per share                                .37

      The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 26, 1998 or of future results of operations of the combined companies.

      Subsequent to February 25, 1999, the Company entered into a new financing agreement with a commercial lender. The agreement provides for term loans in the aggregate amount of $6,000,000 and a revolving line of credit with a maximum amount of $39,000,000. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires in March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 2.25% or prime. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth," "ratio of indebtedness to tangible net worth," "fixed charge coverage," and "capital expenditures," all of which are defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions referred to above.

      Approximately $310,000 of costs in connection with the above financing agreement were incurred prior to February 25, 1999.

                                     ******

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------
  3.   (a)     Articles of Incorporation, as amended*
       (b)     By-laws*
  4.           Form of Common Stock Certificate*
 10.   (a)     Copy of Stock Option Plan*
       (b)     Copy of Underwriter's Warrant Agreement*
       (c)     Copy of Product Purchase Agreement between the Registrant and
               A.P.S., Inc.*
       (d)     Copy of Lease Agreement between the Registrant and Mr. Randall
               Rankin dated September 1, 1993 (corporate office)*
       (e)     Copy of Lease Agreement between the Registrant and Mr. Randall
               Rankin dated July 1, 1991 (machine shop)*
       (f)     Copy of Lease Agreement between the Registrant and Mr. Randall
               Rankin dated July 1, 1991 (Monroe Street store)*
       (g)     Copy of Lease Agreement between the Registrant and Mr. Randall
               Rankin dated July 1, 1991 (South MacArthur Drive stores and redistribution facility)*
       (h)     Copy of Lease Agreement between the Registrant and Mr. Randall
               Rankin dated July 1, 1991 (storage facility)*
       (i)     Copy of Agreement of Sale by and Between Registrant and Parts,
               Inc. dated September 12, 1996 relating to the acquisition of the
               Jackson Stores*
       (j)     Copy of Agreement of Sale between Registrant and American Parts
               System, Inc. dated October 20, 1994 relating to the acquisition of the Hammond Stores*
       (k)     Copy of employment contract between the Registrant and Mr.
               Randall Rankin*
       (1)     Commitment Letter from Hibernia National Bank dated September
               11, 1996*
       (m)     Copy of Lock-up Agreement between the Registrant and Mr. Randall
               Rankin*
       (n)     Copy of Hibernia National Bank's Amended & Restated Loan
               Agreement dated October 7, 1997
       (o)     Copy of Hibernia National Bank's 1st Amendment to Amended &
               Restated Loan Agreement dated May 19, 1998
       (p)     Asset Purchase Agreement between A.P.S., Inc. and Rankin
               Automotive Group, Inc. dated as of September 17, 1998
       (q)     Asset Purchase Agreement between US. Parts Corporation and
               Rankin Automotive Group, Inc. dated as of February 26, 1999.
       (r)     Asset Purchase Agreement between Automotive & Industrial Supply
               Co., Inc. and Rankin Automotive Group, Inc. dated as of February
               26, 1999.
       (s)     Asset Purchase Agreement between Allied Distributing Company of
               Houston, Inc.; Auto Parts Investment Group, Inc.; and Rankin
               Automotive Group, Inc. dated as of February 26, 1999.
       (t)     Copy of Heller Financial Corporation's loan agreement dated March
               10, 1999.
       (u)     Copy of employment contract between Rankin Automotive Group,
               Inc. and Mr. Ali Attayi.
       (v)     Copy of Registration Rights and Lock-up Agreement between Rankin
               Automotive Group, Inc. and Mr. Ali Attayi.
       (w)     Copy of employment contract between Rankin Automotive Group,
               Inc. and Mr. Otis Al Cannon
 27.1          Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-5562-A) ordered effective November 18, 1996.