Form 10-Q
period 1999-05-31
RANKIN AUTOMOTIVE GROUP INC
filed 1999-07-15
CIK 1023339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

{Mark One}

    (X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

         For quarterly period ended May 31, 1999

                                       OR

    ( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         Commission File No:   0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                LOUISIANA                                      72-0838383
(State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)


     3838 N. SAM HOUSTON PKWY E. #600
             HOUSTON, TEXAS                                     77032
 (Address of principal executive offices)                    (Zip code)


                                  281-618-4000
               Registrant's telephone number, including Area Code

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

                                  YES [X]   NO [ ]

      As of July 14, 1999, 5,186,613 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - May 31, 1999 (unaudited) and February 25, 1999

            Condensed Statements of Income - Quarters ended May 31, 1999 and May 25, 1998 (unaudited)

            Condensed Statements of Cash Flows - Quarters ended May 31,1999 and May 25, 1998 (unaudited)

            Notes to Condensed Financial Statements - Quarters ended May 31, 1999 and May 25, 1998 (unaudited)


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

   Item 6.  Exhibits and reports on Form 8-K

SIGNATURES

                          RANKIN AUTOMOTIVE GROUP, INC.
                            CONDENSED BALANCE SHEETS
********************************************************************************


ASSETS
                                                             MAY 31       FEBRUARY 25
                                                              1999            1999
                                                          ------------    ------------
                                                          (Unaudited)       (Audited)
Current assets:
   Cash ...............................................   $    268,521    $    346,913
   Accounts receivable
      Trade, net of allowance for doubtful accounts ...     12,814,095       3,704,100
         of $1,121,000 and $346,000
      Related party ...................................          7,445          34,663
   Inventories ........................................     48,352,865      16,481,982
   Prepaid expenses and other .........................        715,708         539,960
                                                          ------------    ------------
      Total current assets ............................     62,158,634      21,107,618
Property and equipment, net ...........................      4,332,912       2,155,927
Goodwill, net .........................................      4,994,933         582,484
Deferred financing costs, net .........................        339,625            --
                                                          ------------    ------------
                                                          $ 71,826,104    $ 23,846,029
                                                          ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade ............................   $ 17,882,128    $  3,747,589
   Accrued expenses ...................................      3,351,168         817,045
   Current portion of long-term debt ..................      2,071,822         182,525
                                                          ------------    ------------
      Total current liabilities .......................     23,305,118       4,747,159

Long-term debt, less current portion ..................     34,352,432       7,148,085
                                                          ------------    ------------

      Total liabilities ...............................     57,657,550      11,895,244

Commitments and contingencies .........................           --              --

Stockholders' equity:
   Preferred stock, no par value, 2,000,000 shares
      authorized, none issued .........................           --              --
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 5,201,613 and 4,550,000 shares issued         52,016          45,500
   Additional paid-in capital .........................     14,513,154      13,083,830
   Accumulated deficit ................................       (201,616)       (983,545)
   Less: Treasury stock (15,000 shares at cost) .......       (195,000)       (195,000)
                                                          ------------    ------------
      Total stockholders' equity ......................     14,168,554      11,950,785
                                                          ------------    ------------
                                                          $ 71,826,104    $ 23,846,029
                                                          ------------    ------------

                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
********************************************************************************


                                                       QUARTERS ENDED
                                                -----------------------------
                                                MAY 31,1999      MAY 25, 1998
                                                -----------      ------------

Net sales ...................................   $28,349,495      $ 9,782,747

Cost of goods sold ..........................    17,656,902        6,326,510
                                                -----------      -----------

Gross profit ................................   $10,692,593      $ 3,456,237

Operating, selling, general and
   administrative expenses ..................     9,327,537        3,260,383
                                                -----------      -----------
Income from operations ......................      1365,056          195,854

Interest expense ............................       583,127           60,031
                                                -----------      -----------


Income before income taxes ..................       781,929          135,823

Income taxes ................................          --               --
                                                -----------      -----------

Net income ..................................   $   781,929      $   135,823
                                                -----------      -----------


Earnings per share ..........................   $      0.15            $0,03
                                                -----------      -----------
Earnings per share--assuming dilution .......   $      0.15      $      0.03
                                                -----------      -----------

Weighted average common shares outstanding:

Average common shares outstanding ...........     5,097,988        4,535,000
Dilutive effect of stock options ............         1,500             --
                                                -----------      -----------
Average common shares outstanding-assuming
  dilution ..................................     5,099,488        4,535,000
                                                -----------      -----------


                   See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
********************************************************************************

                                                                     QUARTERS ENDED
                                                               ----------------------------
                                                               MAY 31, 1999    MAY 25, 1998
                                                               ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net earnings ............................................   $    781,929    $    135,823
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Depreciation .....................................        197,268         121,786
          Amortization .....................................         72,690            --
          Provisions for bad debts .........................         77,650            --
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable .....        363,715        (459,027)
            (Increase) decrease in inventories .............     (2,207,320)       (683,017)
            Increase (decrease)  in accounts payable
               and accrued expenses ........................      1,213,755         160,418
            (Increase) decrease in other, net ..............         37,025        (138,087)
                                                               ------------    ------------

   Net cash provided by (used in) operating activities .....        536,712        (862,104)


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment, net ................       (589,315)       (162,783)
   Purchase of businesses, net of cash acquired ............    (13,029,645)           --
   Proceeds from sale of assets ............................         12,852            --
                                                               ------------    ------------
      Net cash (used in) investing activities ..............    (13,606,108)       (162,783)
                                                               ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings on revolving line of credit ..............     22,024,062       1,059,899
   Proceeds from (repayments on) other long-term obligations    (10,599,353)         83,839
   Issuance of common stock, net of discount ...............      1,435,840            --
   Issuance of debt ........................................        470,080            --
   Deferred financing costs incurred .......................       (339,625)           --
                                                               ------------    ------------

      Net cash provided by financing activities ............     12,991,004       1,143,738
                                                               ------------    ------------


Net increase (decrease) in cash ............................        (78,392)        118,851

Cash, beginning of period ..................................        346,913       3,962,065
                                                               ------------    ------------

Cash, end of period ........................................   $    268,521    $  4,080,916
                                                               ------------    ------------

                  See Notes to Condensed Financial Statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MAY 31, 1999 (UNAUDITED)
********************************************************************************

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Rankin Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended February 29, 2000.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 1999. Additionally, refer to the Company's Forms 8-K and 8-K/A filed on March 25, 1999 and May 24, 1999, respectively, concerning information on the Company's new financing agreement and acquisitions finalized during the quarter ended May 31, 1999.

   Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2. Long-Term Debt

   Long-term debt consists of the following:


                                               MAY 31, 1999   FEBRUARY 25, 1999
                                              -------------   -----------------

Borrowings under revolving line of credit ..   $ 28,779,133     $  6,755,071
Bank term loans ............................      5,829,167             --
Other notes payable ........................      1,815,954          575,539
                                               ------------     ------------
                                                 36,424,254        7,330,610
Less current maturities ....................     (2,071,822)        (182,525)
                                               ------------     ------------
                                               $ 34,352,432     $  7,148,085
                                               ------------     ------------


   At February 25, 1999, the Company's $ 7.5 million line of credit was with Hibernia National Bank. On March 10, 1999, the Company entered into a new financing agreement with Heller Financial, Inc . (Heller). The agreement provides for term loans in the aggregate amount of $6,000,000 and a revolving line of credit with a maximum amount of $39,000,000. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires in March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 2.25 percent or prime. The interest rates on the term loans are .5 percent to .75 percent higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth," "ratio of indebtedness to tangible net worth," "fixed charge coverage," and "capital expenditures," all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions referred to below.

3. Acquisitions of assets

   On March 10, 1999, the Company acquired from US Parts Corporation (USP) its auto parts distribution center located in Houston, Texas as well as the seventeen stores that it operated throughout Houston. The total purchase price included 600,000 shares of the Company's common stock, $13.6 million of cash (including $5.6 million to repay certain of USP'S obligations), issuance of a note payable for $40,000, the assumption of certain liabilities estimated at $4.5 million and certain other consideration.

   On March 11, 1999, the Company acquired from Automotive & Industrial Supply Co., Inc. (A&I) its auto parts distribution center located in Shreveport, Louisiana as well as the three stores that it operates in Shreveport and the store it operates in Marshall, Texas. The total purchase price included 51,613 shares of the Company's Common Stock, $3.4 million of cash, the assumption of certain liabilities estimated at $1.2 million and certain other consideration.

   On April 27, 1999, the Company acquired from Allied Distributing Company of Houston, Inc. and its subsidiary, Auto Parts Investment Group, Inc., its auto parts distribution center and automotive paint division located in Houston, Texas, its auto parts distribution center in San Antonio and nine stores that operate throughout Central and South Texas. The total purchase price included $9.7 million cash (including $8.4 million to repay certain of Allied's obligations), the assumption of certain liabilities estimated at $7.5 million and certain other consideration.

   The cash portion of the purchase price for the three acquisitions referred to above was paid using funds drawn under the revolving line of credit with Heller.

   The Company has recorded as goodwill the acquisition costs in excess of net assets purchased. These amounts have been recorded on a preliminary basis pending final determination of the fair value of net assets acquired.

   The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the quarter ended May 31, 1999 give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):

            Net sales                                    $34,684
            Net earnings                                     773
            Basic and diluted earnings per share             .15


   The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 25, 1999 or of future results of operations of the combined businesses.

4. Change in reporting periods

   The Company has elected to change its financial reporting period from the 25th of each month to the calendar month end. This change became effective for the first fiscal quarter with quarter end as of May 31, 1999. Future quarters will be reported based on results as of May 31, August 31, November 30 and February 28 or 29, as applicable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since its founding in 1968 the Company has grown from a single store in Alexandria, Louisiana to 69 stores and six distribution centers which supply approximately 310 independent operators in Texas, Louisiana, Mississippi, Alabama and Arkansas. Expansion is the result of the Company's ongoing acquisition program together with selective new store openings.

First quarter expansion during 1999 was driven by the acquisitions of US Parts Corporation of Houston, Texas (USP), Automotive and Industrial Supply Co., Inc. of Shreveport, Louisiana (A&I) and Allied Distributing Company of Houston, Texas (Allied).


The acquisition of USP on March 10, 1999 and A&I on March 11, 1999 were closed concurrently with a $45.0 million financing. The syndicated financing was led by Heller Financial, Inc. (Heller). Proceeds from the financing were used to repay then outstanding indebtedness of the Company, finance the above acquisitions, and provide working capital for the combined business. On April 28, 1999, the Company acquired Allied by again drawing upon the Heller facility.

The above acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon a preliminary estimate of their fair values as of the dates of acquisition. The Company paid approximately $26.7 million in cash, assumed liabilities of approximately $13.2 million and issued 651,613 shares of the Company's Common Stock in connection with those acquisitions. The Company also entered into employment and stock option agreements with certain officers of the acquired companies. The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the quarter ended May 31, 1999 give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):

      Net sales                                     $34,684
      Net earnings                                      773
      Basic and diluted earnings per share              .15


The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 25, 1999 or of future results of operations of the combined businesses.

The new financing agreement with Heller provides for term loans in the aggregate amount of $ 6,000,000 and a revolving line of credit with a maximum amount of $39,000,000. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit is at the Company's option, either LIBOR plus 2.25% or the prime interest rate. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed charge coverage" and "capital expenditures", all of which are defined in the financing agreement.

Approximately $ 0.4 million of costs were incurred in connection with closing the above financing agreement.

RESULTS OF OPERATIONS

      The following table sets forth certain selected historical operating results for the Company as a percentage of net sales. Operating results of the acquisitions discussed above are included from the date of acquisition.

                                                   QUARTERS ENDED
                                            ------------------------------
                                            MAY 31, 1999      MAY 25, 1998
                                            ------------      ------------

Net sales ..............................        100.0%           100.0%

Cost of good sold ......................         62.3%            64.7%
                                                -----            -----
Gross profit ...........................         37.7%            35.3%
Operating, SG&A expenses ...............         32.9%            33.3%
                                                -----            -----
Income from operations .................          4.8%             2.0%
Interest (expense) income ..............          2.1%             0.6%
                                                -----            -----
Income before income taxes .............          2.7%             1.4%

Income taxes ...........................         --               --
                                                -----            -----
Net income .............................          2.7%             1.4%
                                                -----            -----


QUARTER ENDED MAY 31, 1999 COMPARED TO QUARTER ENDED MAY 25, 1998

      Net sales of $28.3 million for the quarter ended May 31, 1999 increased approximately $18.6 million, or 189.8%, from approximately $9.8 million for the quarter ended May 25, 1998. The increase in net sales was primarily attributable to the acquired businesses which was offset by a decrease in same store sales of $.1million, or .8% of net sales. The year over year sales increase should continue throughout fiscal 2000 because of the acquisitions discussed above.

      Costs of goods sold for the quarter ended May 31, 1999 amounted to approximately $17.7million, or 62.3% of net sales, compared to approximately $6.3 million, or 64.7 % of net sales, for the quarter ended May 25, 1998. The increase in the dollar amount was primarily attributable to the increased dollar amount of net sales. Cost of goods sold as a percentage of net sales decreased 2.4% for the period, which is primarily attributable to economies of scale related to the larger combined business including volume rebates, product mix and product changeovers.

      Operating, selling general and administrative expenses for the quarter ended May 31, 1999 amounted to approximately $9.3 million, or 32.9% of net sales, compared to $3.2 million, or 32.3% of net sales, for the quarter ended May 25, 1998. The increase is primarily attributable to the larger operating scope of the Company as a result of the acquisitions.

      Interest expense for the quarter ended May 31, 1999 was $.6 million compared to $.1 million for the quarter ended May 25,1998. Interest expense increased as a result of higher debt levels from the acquisitions, which was partially offset by lower pricing on outstanding indebtedness.

      Income taxes - For the quarters ended May 31, 1999 and May 25, 1999, the Company recognized and recorded deferred tax assets related to the realized net operating losses from prior periods. This resulted in the Company having an effective tax rate of 0% during both of the interim periods. Without the net operating loss carry forward, the Company would have recorded income tax expense of approximately $266,000 in the first quarter of 1999 and $46,000 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $536,712, primarily as a result of an increase in net income and accounts payable and accrued expenses but offset by increases in inventory and accounts receivable. Net cash used in operating activities was $862,104,for the quarter ended May 25, 1998.

      Net cash used in investing activities was $13,606,106 and $162,783 for the quarters ended May 31, 1999 and May 25, 1998, respectively. In 1999, cash was used primarily for purchasing assets of the previously discussed acquisitions, which were funded through the Company's new financing agreement with Heller.

      Net cash provided by financing activities was $12,991,004 and $1,143,738 for the quarters ended May 31, 1999 and May 25, 1998, respectively. These borrowings were used primarily for the acquisitions discussed above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

      Additionally the Company issued equity securities (Common Stock) aggregating 651,613 shares valued at $1,435,840 as a result of the acquisitions during the quarter. Of these shares, 600,000 were issued to the Company's chief operating officer, are subject to a lock-up agreement and discounted by approximately 33% to reflect the impact of the lock-up. The Company also assumed indebtedness of $16,907,985 and paid a portion of the USP and Allied purchase price with unsecured obligations of the Company totaling $470,080.

      The purchase agreements related to the asset acquisitions of USP, A&I and Allied require final acquisition adjustments 90 days after closing. Although these adjustments are currently being finally determined, the Company does not expect to receive or make final settlement payments under these agreements which are material in the aggregate to the Company's financial statements.

      At May 31, 1999, the Company's $45.0 million line of credit is through syndicated financing led by Heller. The Company entered into this financing agreement on March 10, 1999. The agreement provides for term loans in the aggregate of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 2.25 percent or the prime interest rate. The interest rates on the term loans are .5 percent to .75 percent higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed charge coverage" and "capital expenditures", all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's prior lender and to fund the acquisitions referred to above.

      Amounts outstanding at May 31, 1999 are $5.8 million under the term loan agreements and $28.8 million under the revolving credit agreement. Additionally, the Company had availability of $2.9 million at May 31, 1999.


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

IMPACT OF YEAR 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure of miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      Based on recent assessment, the Company determined that it would be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue will pose significant operational problems for its computer systems. Should there be any failure of systems, either at the corporate or store level, operations would continue with manual processing.

The Company will utilize both internal and external resources to reprogram, or replace and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than September 30, 1999, which is prior to any possible impact on its operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through operating cash flows and available credit facilities. The major portion of these costs relates to new computer hardware and software and, thus, will be capitalized.

      The costs of the project and date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has not yet developed a contingency plan relating to the Year 2000.

INFLATION AND SEASONALITY

      The company does not believe its operations are materially affected by inflation. The Company has been successful, in some cases in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.

      Store sales have historically been somewhat higher in the first and second quarters (March through August) then in the third and fourth quarters (September through February).

PART II - OTHER INFORMATION


        Other Information

        Item  6     Exhibits and Reports on Form 8 - K

                    (a) Exhibit 27 - Financial Data Schedule (for SEC use only)

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RANKIN AUTOMOTIVE GROUP, INC.



                                   /s/ RANDALL B. RANKIN
                                   Randall B. Rankin, Chief Executive Officer



     JULY 15, 1999                 /s/ STEVE A SATERBAK
                                   Steve A Saterbak, Vice President-Finance