Form 10-Q
period 1999-08-31
RANKIN AUTOMOTIVE GROUP INC
filed 1999-10-15
CIK 1023339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For quarterly period ended August 31, 1999

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File no: 0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


            LOUISIANA                                  72-0838383
  (State or other jurisdiction              (IRS Employer Identification No.)
         of incorporation)


    3838 N. Sam Houston Pkwy E. #600
            HOUSTON, TEXAS                                77032
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

                                 YES [X]   NO [ ]

      As of October 15, 1999, 5,186,613 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets - August 31, 1999 (unaudited) and February 25, 1999

               Condensed Statements of Income - Three months and six months ended August 31, 1999 and August 25, 1998 (unaudited)

               Condensed Statements of Cash Flows - Six months ended August 31,1999 and August 25, 1998 (unaudited)

               Notes to Condensed Financial Statements - Six months ended August 31, 1999 and August 25, 1998 (unaudited)


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Item 3. Quantitative and Qualitative Disclosures about Market and Risk


PART II. OTHER INFORMATION

      Item 2. Changes in Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                   RANKIN AUTOMOTIVE GROUP, INC.
                     CONDENSED BALANCE SHEETS
********************************************************************************

                                                 AUGUST 31, 1999   FEBRUARY 25, 1999
                                                ----------------- -------------------
                                                    (Unaudited)       (Audited)
ASSETS
Current Assets:
  Cash .....................................      $     47,717       $    346,913
  Accounts receivable
    Trade, net of allowance
      for doubtful accounts
      of $1,204,990 and $344,512 ...........        12,480,112          3,704,100
    Related party ..........................            15,686             34,663
  Inventories ..............................        48,638,239         16,481,982
  Prepaid expenses and other ...............           570,898            539,960
                                                  ------------       ------------
      Total current assets .................        61,752,652         21,107,618

Property and equipment, net ................         4,180,391          2,155,927
Goodwill, net ..............................         8,346,938            582,484
Deferred financing costs, net ..............           321,750               --
                                                  ------------       ------------
                                                  $ 74,601,731       $ 23,846,029
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade ..................      $ 19,815,797       $  3,747,589
  Accrued expenses .........................         3,902,219            817,045
  Current portion of long-term debt ........         2,053,137            182,525
  Income taxes payable .....................           197,096               --
                                                  ------------       ------------
      Total current liabilities ............        25,968,249          4,747,159
Long-term debt, less current portion .......        33,665,144          7,148,085
                                                  ------------       ------------
      Total liabilities ....................        59,633,393         11,895,244


Commitments and contingencies ..............              --                 --

Stockholders' equity:
  Preferred stock, no par value,
    2,000,000 shares authorized,
    none issued ............................              --                 --

  Common stock, $.01 par value,
    10,000,000 shares authorized,
    5,201,613 and 4,550,000 shares
    issued, respectively ...................            52,016             45,500

Additional paid-in capital .................        14,513,154         13,083,830
Retained earnings (deficit) ................           598,168           (983,545)
Less: Treasury stock (15,000 shares at cost)          (195,000)          (195,000)
                                                  ------------       ------------
      Total stockholders' equity ...........        14,968,338         11,950,785
                                                  ------------       ------------
                                                  $ 74,601,731       $ 23,846,029
                                                  ============       ============

                   See Notes to Condensed Financial Statements

                  RANKIN AUTOMOTIVE GROUP, INC.
            CONDENSED STATEMENTS OF INCOME (UNAUDITED)
********************************************************************************

                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       -------------------------------------   -------------------------------------
                                                        AUGUST 31,1999      AUGUST 25, 1998     AUGUST 31, 1999     AUGUST 25, 1998
                                                       ----------------    -----------------   -----------------   -----------------
Net Sales ..........................................      $37,681,167         $10,708,845         $66,030,662         $20,491,592
Cost of goods sold .................................       24,362,390           7,050,569          42,019,291          13,377,079
                                                          -----------         -----------         -----------         -----------
Gross profit .......................................       13,318,777           3,658,276          24,011,371           7,114,513

Operating, selling, general and
  administrative expenses ..........................       11,624,772           3,565,594          20,952,310           6,825,977
                                                          -----------         -----------         -----------         -----------

Income from operations .............................        1,694,005              92,682           3,059,061             288,536
Interest expense ...................................          697,125              62,292           1,280,252             122,323
                                                          -----------         -----------         -----------         -----------

Income before income taxes .........................          996,880              30,390           1,778,809             166,213
Income taxes .......................................          197,096                --               197,096                --
                                                          -----------         -----------         -----------         -----------

Net income .........................................      $   799,784         $    30,390         $ 1,581,713         $   166,213
                                                          ===========         ===========         ===========         ===========
Earnings per share .................................      $      0.15         $      0.01         $      0.31         $      0.04
                                                          ===========         ===========         ===========         ===========
Earnings per share-assuming
  dilution .........................................      $      0.15         $      0.01         $      0.31         $      0.04
                                                          ===========         ===========         ===========         ===========

Weighted average common shares outstanding:

Average common shares outstanding ..................        5,186,613           4,535,000           5,142,301           4,535,000
Dilutive effect of stock option ....................             --                  --                   750                --
                                                          -----------         -----------         -----------         -----------
Average common shares outstanding -
  assuming dilution ................................        5,186,613           4,535,000           5,143,051           4,535,000
                                                          ===========         ===========         ===========         ===========

                   See Notes to Condensed Financial Statements

                          RANKIN AUTOMOTIVE GROUP, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
********************************************************************************

                                                                      SIX MONTHS ENDED
                                                             -----------------------------------
                                                             AUGUST 31, 1999     AUGUST 25, 1998
                                                             ---------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings ............................................      $  1,581,713       $    166,213
Adjustments to reconcile
  net income to net cash provided by
  (used in) operating activities:
Depreciation ............................................           438,251            248,714
Amortization ............................................           183,156               --
Provisions for bad debts ................................           161,164               --
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ..............           605,943           (505,292)
(Increase) decrease in inventories ......................        (2,492,694)          (613,673)
Increase  (decrease) in accounts payable
  and accrued expenses ..................................         3,698,474            364,715
(Increase) decrease in other, net .......................           181,834            (75,170)
Increase (decrease) in income tax payable ...............           197,096               --
                                                               ------------       ------------
Net cash provided by (used in) operating activities .....         4,554,937           (414,493)
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net ................          (664,925)          (267,649)
Purchase of businesses, net of cash acquired ............       (16,456,364)
                                                               ------------       ------------
Net cash (used in) investing activities .................       (17,121,289)          (267,649)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings on revolving line of credit ..............        21,767,597            626,410
Proceeds from (repayments on) other long-term obligations       (11,048,861)           108,557
Issuance of common stock, net of discount ...............         1,435,840               --
Issuance of debt ........................................           470,080               --
Deferred financing costs incurred .......................          (357,500)              --
                                                               ------------       ------------
Net cash provided by financing activities ...............        12,267,156            734,967
                                                               ------------       ------------

Net increase (decrease) in cash .........................          (299,196)            52,825

Cash, beginning of period ...............................           346,913          3,962,065
                                                               ------------       ------------
Cash, end of period .....................................      $     47,717       $  4,014,890
                                                               ============       ============

                   See Notes to Condensed Financial Statements

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)
********************************************************************************

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Rankin Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended February 29, 2000.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 1999. Additionally, refer to the Company's Forms 8-K and 8-K/A filed on March 25, 1999 and May 24, 1999, respectively, concerning information on the Company's new financing agreement and acquisitions finalized during the three months ended May 31,1999.

   Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2. Long-term Debt

   Long-term debt consists of the following:

                                                 AUGUST 31,      FEBRUARY 25,
                                                    1999             1999
                                                ------------     ------------
   Borrowings under revolving line of credit    $ 28,522,668     $  6,755,071
   Bank term loans .........................       5,557,738             --
   Other notes payable .....................       1,637,875          575,539
                                                ------------     ------------
                                                  35,718,281        7,330,610
   Less current maturities .................      (2,053,137)        (182,525)
                                                ------------     ------------
                                                $ 33,665,144     $  7,148,085
                                                ============     ============


   At February 25, 1999, the Company's $ 7.5 million line of credit was with Hibernia National Bank. On March 10, 1999, the Company entered into a new financing agreement with Heller Financial, Inc. (Heller). The agreement provides for term loans in the aggregate amount of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires in March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 2.25 percent or prime. The interest rates on the term loans are .5 percent to .75 percent higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth," "ratio of indebtedness to tangible net worth," "fixed charge coverage," and "capital expenditures," all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions referred to below.

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

   The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the six months ended August 31, 1999 give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):


      Net                                     $  72,365
      Net earnings                                1,573
      Basic and diluted earnings per share         0.31


   The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 25, 1999 or of future results of operations of the combined businesses.

4. Change in reporting periods

   The Company has elected to change its financial reporting period from the 25th of each month to the calendar month end. This change became effective beginning with the three months ended May 31, 1999. Future quarters will be reported based on results as of May 31, August 31, November 30 and February 28 or 29, as applicable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since its founding in 1968 the Company has grown from a single store in Alexandria, Louisiana to 67 stores, two machine shops and six distribution centers that supply approximately 310 independent operators in Texas, Louisiana, Mississippi, Alabama and Arkansas. This growth has been the result of the Company's ongoing acquisition program and selective new store openings.

First and second quarter expansion during 1999 was primarily attributable to the acquisition of assets of US Parts Corporation of Houston, Texas (USP), Automotive and Industrial Supply Co., Inc. of Shreveport, Louisiana (A&I) and Allied Distributing Company of Houston, Texas (Allied).

The USP acquisition on March 10, 1999 and the A&I acquisition on March 11, 1999 were closed concurrently with a $45.0 million financing. The syndicated financing was led by Heller Financial, Inc. (Heller). Proceeds from the financing were used to repay then outstanding indebtedness of the Company, finance the above acquisitions, and provide working capital for the combined business. On April 28, 1999, the Company acquired Allied's business by again drawing upon the Heller facility.

The above acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon a preliminary estimate of their fair values as of the dates of acquisition. The Company paid approximately $26.7 million in cash, assumed liabilities of approximately $13.2 million and issued 651,613 shares of the Company's Common Stock in connection with the three acquisitions. The Company also entered into employment and stock option agreements with certain officers of the acquired businesses. The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the six months ended August 31, 1999 give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):


    Net sales                               $  72,365
    Net earnings                                1,573
    Basic and diluted earnings per share         0.31


The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 25, 1999 or of future results of operations of the combined businesses.

The new financing agreement with Heller provides for term loans in the aggregate amount of $ 6.0 million and a revolving line of credit with a maximum amount of $39.0 million. Borrowings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit is at the Company's option, either LIBOR plus 2.25% or the prime interest rate. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth"; "fixed charge coverage" and "capital expenditures", all of which are defined in the financing agreement.

Approximately $.4 million of costs were incurred in connection with closing the above financing agreement.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe," "plan," "expect," "Intend," or "estimate." The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to expand its operations and to successfully integrate the recent acquisitions, the results of operations of the recently acquired businesses, competition, and other risks generally affecting the industry in which the Company operates. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

      The following table sets forth certain selected historical operating results for the Company as a percentage of net sales. Operating results of the acquisitions described above are included from the date of acquisition.

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           ------------------------------------    ------------------------------------
                                            AUGUST 31,1999      AUGUST 25,1998      AUGUST 31,1999      AUGUST 25,1998
                                           ----------------   -----------------    ----------------   -----------------
Net Sales ..............................         100.0%              100.0%              100.0%              100.0%

Cost of goods sold .....................          64.7%               65.8%               63.6%               65.3%
                                                 -----               -----               -----               -----
Gross Profit ...........................          35.3%               34.2%               36.4%               34.7%

Operating, SG&A expenses ...............          30.9%               33.3%               31.7%               33.3%
                                                 -----               -----               -----               -----

Income from operations .................           4.4%                0.9%                4.7%                1.4%

Interest expense .......................           1.9%                0.6%                1.9%                0.6%
                                                 -----               -----               -----               -----

Income before income taxes .............           2.5%                0.3%                2.8%                0.8%
                                                 -----               -----               -----               -----

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 25,
 1998

      Net sales of $37.7 million for the three months ended August 31,1999 increased approximately $27.0 million, or 251.9%, from approximately $10.7 million for the three months ended August 25,1998. The increase in net sales was primarily attributable to the acquired businesses, which was offset by a decrease in same store sales of $1.1 million.

      Cost of goods sold for the three months ended August 31,1999 was approximately $24.4 million, or 64.7% of net sales, compared to approximately $7.1 million, or 65.8% of net sales, for the three months ended August 25,1998. The increase was primarily attributable to the increase in net sales. Cost of goods sold as a percentage of net sales decreased 1.1% for the period, primarily as a result of economies of scale related to the larger combined business, including volume rebates, product mix and product changeovers.

      Operating, selling, general and administrative expenses for the three months ended August 31, 1999 were approximately $11.6 million, or 30.9% of net sales, compared to $3.6 million, or 33.3% of net sales, for the three months ended August 25,1998. The increase was primarily attributable to the larger operating scope of the Company as a result of the acquisitions.

      Interest expense for the three months ended August 31,1999 was $.7 million compared to $.1 million for the three months ended August 25,1998. Interest expense increased as a result of higher debt levels required for the acquisitions, which was partially offset by lower pricing on outstanding indebtedness.

      Income taxes - For the three months ended August 31,1999 and August 25,1998, the Company recognized net operating losses from prior periods. This resulted in the Company having an effective tax rate of 19.8% for the three months ended August 31,1999 and 0.0% for the three months ended August 25, 1998. Without the net operating loss carry forward, the Company would have recorded income tax expense of approximately $349,000 in the three months ended August 31,1999 and $11,000 in the three months ended August 25, 1998.

SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 25, 1998

      Net sales of $66.0 million for the six months ended August 31, 1999 increased approximately $45.5 million, or 222.2%, from approximately $20.5 million for the six months ended August 25, 1998. The increase in net sales was primarily attributable to the acquired businesses, which was offset by a decrease in same store sales of $1.2 million.

      Cost of goods sold for the six months ended August 31, 1999 was approximately $42.0 million, or 63.6% of net sales, compared to approximately $13.4 million, or 65.3% of net sales, for the six months ended August 25, 1998. The increase was primarily attributable to the increase in net sales. Cost of goods sold as a percentage of net sales decreased 1.7% for the period, primarily as a result of economies of scale related to the larger combined business, including volume rebates, product mix and product changeovers.

      Operating, selling, general and administrative expenses for the six months ended August 31, 1999 were approximately $21.0 million, or 31.7% of net sales, compared to $6.8 million, or 33.3% of net sales, for the six months ended August 25, 1998. The increase was primarily attributable to the larger operating scope of the Company as a result of the acquisitions.

      Interest expense for the six months ended August 31, 1999 was $1.3 million compared to $0.1 million for the six months ended August 25,1998. Interest expense increased as a result of higher debt levels required for the acquisitions, which was partially offset by lower pricing on outstanding indebtedness.

      Income taxes - For the six months ended August 31, 1999 and August 25, 1998, the Company recognized net operating losses from prior periods. This resulted in the Company having an effective tax rate of 11.1% for the six months ended August 31, 1999 and 0.0% for the six months ended August 25, 1998. Without the net operating loss carry forward, the Company would have recorded income tax expense of approximately $623,000 in the six months ended August 31,1999 and $58,000 in the six months ended August 25, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $4.6 million, for the six months ended August 31, 1999 compared to net cash used in operating activities of $.4 million for the six months ended August 25, 1998. This change was primarily the result of an increase in net income and accounts payable and accrued expenses offset by an increase in inventory

      Net cash used in investing activities was $17.1 million and $.3 million for the six months ended August 31, 1999 and August 25, 1998, respectively. In 1999, cash was used primarily for purchasing assets of the previously described acquisitions, which were funded through the Company's new financing agreement with Heller.

      Net cash provided by financing activities was $12.3 million and $.7 million for the six months ended August 31, 1999 and August 25, 1998, respectively. These borrowings were used primarily for the acquisitions described above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

      Additionally the Company issued equity securities (Common Stock) aggregating 651,613 shares valued at $1.4 million during the six months ended August 31, 1999 as part of the consideration for the acquisitions. Of these shares, 600,000 were issued to the Company's chief operating officer. Such shares are subject to a lock-up agreement and were discounted by approximately 33% to reflect the impact of the lock-up. In connection with the acquisitions, the Company also assumed indebtedness of $16.9 million and paid a portion of the USP and Allied purchase price with unsecured obligations of the Company totaling $.5 million.

      The Company has recorded as goodwill the acquisition costs in excess of net assets purchased. These amounts have been recorded on a preliminary basis pending final determination of the fair value of net assets acquired.

      The Company has a $45.0 million line of credit through syndicated financing led by Heller. The Company entered into this financing agreement on March 10, 1999. The agreement provides for term loans in the aggregate of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus
2.25 percent or the prime interest rate. The interest rates on the term loans are .5 percent to .75 percent higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth"; "fixed charge coverage" and "capital expenditures", all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's prior lender and to finance the acquisitions referred to above.

      Amounts outstanding at August 31, 1999 were $5.6 million under the term loan agreements and $28.5 million under the revolving credit agreement. Additionally, the Company had availability of $2.7 million at August 31, 1999.

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

      Based on recent assessment, the Company determined that it would be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue will pose significant operational problems for its computer systems. Should there be any failure of systems, either at the corporate or store level, operations would continue with manual processing.

      The Company will utilize both internal and external resources to reprogram, or replace and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than November 30, 1999, which is prior to any possible impact on its operating systems. The total cost of the Year 2000 project is estimated at $.6 million and is being funded through operating cash flows and available credit facilities. The major portion of these costs relates to new computer hardware and software and, thus, will be capitalized.

      The costs of the project and date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has developed a contingency plan relating to the Year 2000.

INFLATION AND SEASONALITY

      The company does not believe its operations are materially affected by inflation. The Company has been successful, in some cases in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.

      Store sales have historically been somewhat higher in the first and second quarters (March through August) than in the third and fourth quarters (September through February).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND RISK

In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates.

INTEREST RATE EXPOSURE

      The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt. At August 31, 1999, approximately 95.4% ($34.1 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.3 million. At August 31, 1999, the fair value of the Company's fixed rate debt is approximately $1.6 million based upon discounted future cash flows using current market prices.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

The following table describes all unregistered sales by the Company of the Company's securities during the six months ended August 31, 1999. Each sale was a private placement made in connection with one of the asset acquisitions described elsewhere herein. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4 (2) of such Act and Rule 506 enacted thereunder.

                          NUMBERS OF PERSONS
                          TO WHOM SECURITIES        NUMBER OF SHARES      AGGREGATE PRINCIPAL
DATE OF TRANSACTION           WERE ISSUED           OF COMMON STOCK         AMOUNT OF NOTES
-------------------     --------------------       ------------------    ---------------------

MARCH 10, 1999                     4                     600,000                  40,000
MARCH 11, 1999                     1                      51,613                    -


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of the Company was held on July 30, 1999, pursuant to notice given to shareholders of record on June 28, 1999 at which date there were 5,186,613 shares of Common Stock outstanding. At the Annual Meeting, the shareholders elected five directors to hold office until the 2000 Annual Meeting and until their successors have been duly elected and qualified. As to the following named individuals, the holders of 3,485,151 shares of the Company's Common Stock voted at the annual meeting with all votes cast in favor of the election of all five directors.

      Directors:

            Randall B. Rankin
            Ali A. Attayi
            Ricky L. Sooter
            Gary D. Walther
            Thomas M. Hargrove

The shareholders also ratified an amendment to the Company's 1996 Incentive and Non-Statutory Stock Option Plan to increase the number of shares issuable pursuant to the exercise of options granted. All 3,485,151 votes were cast in favor of the amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

      (a) Exhibit 27 - Financial Data Schedule (for SEC use only)
      (b) Reports on Form 8-K - None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RANKIN AUTOMOTIVE GROUP, INC.


                                  /s/ RANDALL B. RANKIN
                                      Randall B. Rankin, Chief Executive Officer



OCTOBER 15, 1999                 /s/ STEVE A SATERBAK
                                     Steve A Saterbak, Vice President-Finance