Form 10-Q
period 1999-11-30
RANKIN AUTOMOTIVE GROUP INC
filed 2000-01-14
CIK 1023339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934.

         For quarterly period ended November 30, 1999

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File no: 0-28812


                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


             LOUISIANA                                 72-0838383
   (State or other jurisdiction                      (IRS Employer
          of incorporation)                        Identification No.)

   3838 N. Sam Houston Pkwy E. #600
           HOUSTON, TEXAS                                77032
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

                               YES [X]       NO [ ]

   As of January 14, 2000, 5,186,613 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets - November 30, 1999 (unaudited) and February 25, 1999

               Condensed Statements of Income - Three months and nine months ended November 30, 1999 and November 25, 1998 (unaudited)

               Condensed Statements of Cash Flows - Nine months ended November 30, 1999 and November 25, 1998 (unaudited)

               Notes to Condensed Financial Statements - Nine months ended November 30, 1999 and November 25, 1998 (unaudited)


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Item 3.  Quantitative and Qualitative Disclosures about Market and Risk


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings
      Item 6.  Exhibits and reports on form 8-K


SIGNATURES

                          RANKIN AUTOMOTIVE GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                     NOVEMBER 30, 1999   FEBRUARY 25, 1999
                                                     -----------------   -----------------
                                                        (UNAUDITED)         (AUDITED)
ASSETS
Current Assets:
  Cash ..........................................       $    505,228       $    346,913
  Accounts receivable
    Trade, net of allowance
    for doubtful accounts
    of $1,326,724 and $344,512 ..................         10,986,505          3,738,763
  Inventories ...................................         51,451,779         16,481,982
  Prepaid expenses and other ....................            310,133            539,960
                                                        ------------       ------------
      Total current assets ......................         63,253,645         21,107,618

Property and equipment, net .....................          4,144,058          2,155,927
Goodwill, net ...................................          8,286,938            582,484
Deferred financing costs, net ...................            478,527               --
                                                        ------------       ------------
                                                        $ 76,163,168       $ 23,846,029
                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade .......................       $ 19,730,792       $  3,747,589
  Accrued expenses ..............................          4,375,289            817,045
  Current portion of long-term debt .............          2,307,597            182,525
  Income taxes payable ..........................            305,786               --
                                                        ------------       ------------
      Total current liabilities .................         26,719,464          4,747,159
Long-term debt, less current portion ............         34,240,173          7,148,085
                                                        ------------       ------------
      Total liabilities .........................         60,959,637         11,895,244


Commitments and contingencies ...................               --                 --

Stockholders' equity:
  Preferred stock, no par value,
  2,000,000 shares authorized,
  none issued ...................................               --                 --

  Common stock, $.01 par value,
  10,000,000 shares authorized,
  5,201,613 and 4,550,000 shares
  issued, respectively ..........................             52,016             45,500

  Additional paid-in capital ....................         14,513,154         13,083,830
  Retained earnings (deficit) ...................            833,361           (983,545)
  Less: Treasury stock (15,000 shares at cost) ..           (195,000)          (195,000)
                                                        ------------       ------------
      Total stockholders' equity ................         15,203,531         11,950,785
                                                        ------------       ------------
                                                        $ 76,163,168       $ 23,846,029
                                                        ============       ============

                   See Notes to Condensed Financial Statements

                          RANKIN AUTOMOTIVE GROUP, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                             --------------------------------------      ----------------------------------------
                                             NOVEMBER 30, 1999    NOVEMBER 25, 1998      NOVEMBER 30, 1999      NOVEMBER 25, 1998
                                             -----------------    -----------------      -----------------      -----------------
Net Sales .................................     $29,224,502          $ 9,778,502            $95,255,164            $30,270,094
Cost of goods sold ........................      18,235,506            5,950,366             60,254,797             19,327,445
                                                -----------          -----------            -----------            -----------
Gross profit ..............................      10,988,996            3,828,136             35,000,367             10,942,649

Operating, selling, general and
  administrative expenses .................       9,915,221            3,590,152             30,867,531             10,416,129
                                                -----------          -----------            -----------            -----------
Income from operations ....................       1,073,775              237,984              4,132,836                526,520
Interest expense ..........................         711,939              121,877              1,992,191                244,200
                                                -----------          -----------            -----------            -----------
Income before income taxes ................         361,836              116,107              2,140,645                282,320
Income taxes ..............................         126,643                 --                  323,739                   --
                                                -----------          -----------            -----------            -----------
Net income ................................     $   235,193          $   116,107            $ 1,816,906            $   282,320
                                                ===========          ===========            ===========            ===========
Earnings per share ........................     $      0.05          $      0.03            $      0.35            $      0.06
                                                ===========          ===========            ===========            ===========
Earnings per share-assuming
  dilution ................................     $      0.05          $      0.03            $      0.35            $      0.06
                                                ===========          ===========            ===========            ===========

Weighted average common shares outstanding:

Average common shares outstanding .........       5,186,613            4,535,000              5,157,071              4,535,000
Dilutive effect of stock option ...........            --                   --                      500                   --
                                                -----------          -----------            -----------            -----------
Average common shares outstanding-
  assuming dilution .......................       5,186,613            4,535,000              5,157,571              4,535,000
                                                ===========          ===========            ===========            ===========


                  See Notes to Condensed Financial Statements

                          RANKIN AUTOMOTIVE GROUP, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                        NINE MONTHS ENDED
                                                            ------------------------------------------
                                                            NOVEMBER 30, 1999        NOVEMBER 25, 1998
                                                            -----------------        -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings ............................................     $  1,816,906            $    282,320
Adjustments to reconcile
net income to net cash provided by
(used in) operating activities:
Depreciation ............................................          681,931                 380,638
Amortization ............................................          261,030                    --
Provisions for bad debts ................................          283,136                    --
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ..............        1,993,265                 216,334
(Increase) decrease in inventories ......................       (5,306,234)                165,083
Increase  (decrease) in accounts payable
and accrued expenses ....................................        5,226,857               1,086,943
(Increase) decrease in other, net .......................          442,598                (108,379)
Increase (decrease) in income tax payable ...............          305,786                    --
                                                              ------------            ------------
Net cash provided by (used in) operating activities .....        5,705,275               2,022,939
                                                              ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net ................         (872,272)               (469,564)
Purchase of businesses, net of cash acquired ............      (17,517,267)             (5,800,466)
                                                              ------------            ------------
Net cash (used in) investing activities .................      (18,389,539)             (6,270,030)
                                                              ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings on revolving line of credit ..............       22,602,082               1,916,537
Proceeds from (repayments on) other long-term obligations      (11,436,789)                212,709
Issuance of common stock, net of discount ...............        1,435,840                    --
Issuance of debt ........................................          773,597                    --
Deferred financing costs incurred .......................         (532,151)                   --
Repayment of other short-term obligations ...............             --                (1,448,383)
                                                              ------------            ------------
Net cash provided by financing activities ...............       12,842,579                 680,863
                                                              ------------            ------------

Net increase (decrease) in cash .........................          158,315              (3,566,228)

Cash, beginning of period ...............................          346,913               3,962,065

                                                              ------------            ------------
Cash, end of period .....................................     $    505,228            $    395,837
                                                              ============            ============

                   See Notes to Condensed Financial Statements

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
********************************************************************************
1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Rankin Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended February 29, 2000.

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

2. Long-term Debt

   Long-term debt consists of the following:

                                                  NOVEMBER 30,      FEBRUARY 25,
                                                      1999             1999
                                                  ------------     ------------

Borrowings under revolving line of credit ....    $ 29,357,151     $  6,755,071

Bank term loans ..............................       5,286,310             --
Other notes payable ..........................       1,904,309          575,539
                                                  ------------     ------------
                                                    36,547,770        7,330,610
Less current maturities ......................      (2,307,597)        (182,525)
                                                  ------------     ------------

                                                  $ 34,240,173     $  7,148,085
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

   On April 27, 1999, the Company acquired from Allied Distributing Company of Houston, Inc. and its subsidiary, Auto Parts Investment Group, Inc., its auto parts distribution center and automotive paint division located in Houston, Texas, its auto parts distribution center in San Antonio and nine stores that operate throughout Central and South Texas. The total purchase price included $10.5 million cash (including $8.4 million to repay certain of Allied's obligations), the assumption of certain liabilities estimated at $7.5 million and certain other consideration.

   The cash portion of the purchase price for the three acquisitions referred to above was paid using funds drawn under the revolving line of credit with Heller.

   The Company has recorded as goodwill the acquisition costs in excess of net assets purchased. These amounts have been recorded on a preliminary basis pending final determination of the fair value of net assets acquired.

   The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the nine months ended November 30, 1999 give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):


             Net sales .............................     $104,255
             Net earnings ..........................        1,807
             Basic and diluted earnings per share ..          .35


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since its founding in 1968 the Company has grown from a single store in Alexandria, Louisiana to 70 stores and six distribution centers that supply over 300 independent operators in Texas, Louisiana, Mississippi, Alabama and Arkansas. This growth has been the result of the Company's ongoing acquisition program and selective new store openings.

The Company's expansion during 1999 was primarily attributable to the acquisition of assets of US Parts Corporation of Houston, Texas (USP), Automotive and Industrial Supply Co., Inc. of Shreveport, Louisiana (A&I) and Allied Distributing Company of Houston, Texas (Allied).

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

The above acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon a preliminary estimate of their fair values as of the dates of acquisition. The Company paid approximately $27.5 million in cash, assumed liabilities of approximately $13.2 million and issued 651,613 shares of the Company's Common Stock in connection with the three acquisitions. The Company also entered into employment and stock option agreements with certain officers of the acquired businesses. The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the nine months ended November 30, 1999 give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):

             Net sales .............................    $104,255
             Net earnings ..........................       1,807
             Basic and diluted earnings per share ..         .35

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

                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                     ------------------------------------   ------------------------------------
                                     NOVEMBER 30,1999    NOVEMBER 25,1998   NOVEMBER 30,1999    NOVEMBER 25,1998
                                     ----------------    ----------------   ----------------    ----------------
Net Sales .......................         100.0%              100.0%              100.0%              100.0%

Cost of goods sold ..............          62.4%               60.9%               63.3%               63.8%
                                          -----               -----               -----               -----

Gross Profit ....................          37.6%               39.1%               36.7%               36.2%

Operating, SG&A expenses ........          33.9%               36.7%               32.4%               34.4%
                                          -----               -----               -----               -----

Income from operations ..........           3.7%                2.4%                4.3%                1.8%

Interest expense ................           2.4%                1.2%                2.1%                0.8%
                                          -----               -----               -----               -----

Income before income taxes ......           1.3%                1.2%                2.2%                1.0%
                                          -----               -----               -----               -----


THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 25, 1998

      Net sales of $29.2 million for the three months ended November 30,1999 increased approximately $19.4 million, or 198.0%, from approximately $9.8 million for the three months ended November 25,1998. The increase in net sales was primarily attributable to the acquired businesses, which was offset by a decrease in sales of $1.3 million of the 40 Rankin Stores then operating.

      Cost of goods sold for the three months ended November 30,1999 was approximately $18.2 million, or 62.4% of net sales, compared to approximately $6.0 million, or 60.9% of net sales, for the three months ended November 25,1998. The increase was primarily attributable to the increase in net sales. Cost of goods sold as a percentage of net sales decreased 1.5% for the period, primarily as a result of a higher percentage of sales to lower margin volume customers.

      Operating, selling, general and administrative expenses for the three months ended November 30, 1999 were approximately $9.9 million, or 33.9% of net sales, compared to $3.6 million, or 36.7% of net sales, for the three months ended November 25,1998. The increase was primarily attributable to the larger operating scope of the Company as a result of the acquisitions.

      Interest expense for the three months ended November 30,1999 was $.7 million compared to $.1 million for the three months ended November 25,1998. Interest expense increased as a result of higher debt levels required for the acquisitions, which was partially offset by lower pricing on outstanding indebtedness.

      Income taxes for the three months-ended November 30,1999 were recorded at an effective tax rate of 35.0%. For the three months ended November 25, 1998, no income taxes were recorded as the Company recognized net operating losses from prior periods. Without the net operating loss carry forward, the Company would have recorded income tax expense of approximately $40,000 in the three months ended November 25,1998.

NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
NOVEMBER 25, 1998

      Net sales of $95.3 million for the nine months ended November 30, 1999 increased approximately $65.0 million, or 214.5%, from approximately $30.3 million for the nine months ended November 25, 1998. The increase in net sales was primarily attributable to the acquired businesses, which was offset by a decrease in sales of $2.5 million of the 40 Rankin stores then operating.

      Cost of goods sold for the nine months ended November 30, 1999 was approximately $60.3 million, or 63.3% of net sales, compared to approximately $19.3 million, or 63.8% of net sales, for the nine months ended November 25, 1998. The increase was primarily attributable to the increase in net sales. Cost of goods sold as a percentage of net sales decreased .5% for the period, primarily as a result of economies of scale related to the larger combined business, including volume rebates, product mix and product changeovers.

      Operating, selling, general and administrative expenses for the nine months ended November 30, 1999 were approximately $30.9 million, or 32.4% of net sales, compared to $10.4 million, or 34.4% of net sales, for the nine months ended November 25, 1998. The increase was primarily attributable to the larger operating scope of the Company as a result of the acquisitions.

      Interest expense for the nine months ended November 30, 1999 was $2.0 million compared to $0.2 million for the nine months ended November 25,1998. Interest expense increased as a result of higher debt levels required for the acquisitions, which was partially offset by lower pricing on outstanding indebtedness.

      Income taxes - For the nine months ended November 30, 1999 and November 25, 1998, the Company recognized net operating losses from prior periods. This resulted in the Company having an effective tax rate of 15.1% for the nine months ended November 30, 1999 and 0.0% for the nine months ended November 25, 1998. Without the net operating loss carry forward, the Company would have recorded income tax expense of approximately $749,000 in the nine months ended November 30,1999 and $99,000 in the nine months ended November 25, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $5.6 million, for the nine months ended November 30, 1999 compared to net cash provided by operating activities of $ 2.0 million for the nine months ended November 25, 1998. This change was primarily the result of an increase in net income and accounts payable and accrued expenses but offset by an increase in inventory

      Net cash used in investing activities was $18.4 million and $ 6.3 million for the nine months ended nine November 30, 1999 and November 25, 1998, respectively. In 1999, cash was used primarily for purchasing assets of the previously described acquisitions, which were funded through the Company's new financing agreement with Heller.

      Net cash provided by financing activities was $12.9 million and $.7 million for the nine months ended November 30, 1999 and November 25, 1998, respectively. These borrowings were used primarily for the acquisitions described above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

      Additionally, the Company issued equity securities (Common Stock) aggregating 651,613 shares valued at $1.4 during the nine months ended November 30, 1999 as part of the consideration for the acquisitions. Of these shares, 600,000 were issued to the Company's Chief Operating Officer. Such shares are subject to a lock-up agreement and were discounted by approximately 33% to reflect the impact of the lock-up. In connection with the acquisitions the Company also assumed indebtedness of $16.9 million and paid a portion of the USP and Allied purchase price with unsecured obligations of the Company totaling $.8 million.

      The purchase agreements related to the asset acquisitions of USP, A&I and Allied require various acquisition adjustments. These adjustments are currently being finally determined.

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

Approximately $.5 million of costs were incurred in connection with closing the above financing agreement.

      Amounts outstanding at November 30, 1999 were $5.3 million under the term loan agreements and $29.4 million under the revolving credit agreement. Additionally, the Company had availability of $2.5 million at November 30, 1999.

IMPACT OF YEAR 2000

      The Company did not encounter any problems that would have a material impact on its financial condition or results of operations relating to year 2000 in its computer applications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET AND RISK

In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. Accordingly, the company may enter into certain derivative financial instruments such as intrest rate swap agreements. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates.

INTEREST RATE EXPOSURE

      The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt. At November 30, 1999, approximately
96.2 % (35.2 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.4 million. At November 30, 1999, the fair value of the company's fixed rate debt is approximately 1.4 million based upon discounted future cash flows using current market prices.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any litigation that management considers to be of a material nature. The Company settled a legal proceeding, case No. 98C1-04310 originally filed on May 28, 1998 in the 150th Judicial District Court, in Bexar County, Texas. The plaintiff had filed a securities class action alleging violations of the Texas Securities Act and Securities Act of 1933 arising out of alleged misrepresentations and omissions regarding the Company's operations and future prospects. The Company denied all wrong doing alleged in the suit. The terms of the settlement did not have a material effect on the Company's operating results or financial position.

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



RANKIN AUTOMOTIVE GROUP, INC.


                                  /s/ RANDALL B. RANKIN
                                      Randall B. Rankin, Chief Executive Officer


JANUARY 14, 2000                  /s/ STEVE A SATERBAK
                                      Steve A Saterbak, Vice President-Finance