Form 10-K405
period 2000-02-29
RANKIN AUTOMOTIVE GROUP INC
filed 2000-05-30
CIK 1023339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________

                           COMMISSION FILE NO. 0-28812

                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 LOUISIANA                                 72-0838383
                 ---------                                 ----------
   (State of incorporation or organization)             (IRS tax number)

  3838 N. SAM HOUSTON PARKWAY E., HOUSTON, TX                 77032
  -------------------------------------------                 -----
    (Address of principal executive offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 618-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01 PAR VALUE

      Indicate by check mark whether Rankin Automotive Group, Inc. ("the registrant") (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

      Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of May 24, 2000, 5,201,613 shares of the registrant's common stock were outstanding, and the aggregate market value of the voting stock of the registrant held by non-affiliates (1,741,000 shares) was approximately $2,285,063 based on the market price at that date.

                       DOCUMENT INCORPORATED BY REFERENCE

      The registrant's definitive information statement regarding the 2000 annual shareholders meeting is incorporated by reference in Part III (Items 10 through 14) of this Report.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Rankin Automotive Group, Inc.'s (the "Company") actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

      GROWTH. The Company's growth strategy historically included acquisitions as evidenced by the acquisitions of US. Parts Corporation, Automotive & Industrial Supply Co., Inc., and Allied Distributing Company of Houston, Inc., and its subsidiary. The Company's near term focus is on integrating its acquisitions. There can be no assurance that the Company will be able to successfully integrate its previous acquisitions, open new stores or expand into new markets.

      NEED FOR ADDITIONAL FINANCING. To the extent that the Company incurs indebtedness to fund its growth program, the Company will be subject to the risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that the Company can maintain compliance with it's existing financing arrangements. Additionally, there can be no assurance that any additional financing above that available from the line of credit will be available to the Company on commercially reasonable terms. If such additional financing is not available, the Company may have to curtail its long-range growth program.

      COMPETITION. The Professional Installer, the do-it-yourself ("DIY"), and the Independent Auto Parts stores portions of the Company's business are highly competitive. The Company's major competitors in the Professional Installer and Independent Auto Parts stores portions of its business include independent warehouse distributors and parts stores, automobile dealerships and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), O'Reilly Auto Parts, Inc. ("O'Reilly"), Carquest and All Pro. Competitors in the DIY portion of the Company's business include national and regional automotive parts chains such as Auto Zone, Advance Auto, Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, and discount and convenience chains that carry automotive products. Many of the Company's competitors are larger and have greater financial resources than the Company. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have materially adverse effect on the Company's operations.

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

      VOLATILITY OF STOCK PRICE. The trading price of the Company's common stock may be highly volatile and could be subject to significant fluctuations in response to variations in the Company's quarterly operating results and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the securities of many companies generally, which fluctuations often are unrelated to operating results.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

      The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories to Professional Installers, DIY customers, and Independent Auto Parts stores. The Company operates 65 auto parts stores, one machine shop, and five distribution centers in Texas, Louisiana and Mississippi. Twenty-nine of the stores are "wholesale oriented" selling primarily to the Professional Installers while the remaining 36 stores are traditional stores selling to both the Professional Installers and DIY customers. The Company provides delivery to professional installers using contract delivery services and Company owned vehicles that make deliveries to its wholesale customers. The Company's stores carry an extensive product line of hard parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems. In addition, the Company also carries (i) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products; (ii) accessories, such as floor mats and seat covers; (iii) automotive tools and (iv) professional service equipment. For the fiscal year ended February 29, 2000, a significant percentage of the Company's product sales was derived from hard parts and approximately 65% of the Company's sales were to Professional Installers, 10% to DIY customers and the remaining 25% to Independent Auto Parts stores.

The Company's expansion during the current year was primarily attributable to the acquisition of assets of US Parts Corporation of Houston, Texas ("USP"), Automotive and Industrial Supply Co., Inc. of Shreveport, Louisiana ("A&I") and Allied Distributing Company of Houston, Texas ("Allied").

The USP acquisition on March 10, 1999 and the A&I acquisition on March 11, 1999 were closed concurrently with a $45.0 million financing. The syndicated financing was led by Heller Financial, Inc. (Heller). Proceeds from the financing were used to repay then outstanding indebtedness of the Company, finance the above acquisitions and provide working capital for the combined business. On April 28, 1999, the Company acquired Allied by again drawing upon the Heller facility.

The above acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based upon a preliminary estimate of their fair values as of the dates of acquisition. The Company paid approximately $27.3 million in cash, issued notes payable for $.8 million, assumed liabilities of approximately $16.2 million and issued 651,613 shares of the Company's common stock in connection with the three acquisitions. The Company also entered into employment and stock option agreements with certain officers of the acquired businesses. The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the years ended February 29, 2000 and February 25, 1999 and 1998, give effect to the acquisitions as though they had occurred as of February 25, 1997 (in thousands except per share data):

                                             2000        1999        1998
                                          ----------  ----------- ----------
      Net Sales                           $  129,411  $  141,086  $  125,611
      Net income (loss)                          659         441        (107)
      Basic and diluted earnings per share       .13         .09        (.02)

Certain pro forma adjustments have been made to the combined historical results of the acquired companies to reflect changes in the structure of the Company. These adjustments include increased debt service related to borrowings incurred to fund the acquisitions, amortization of goodwill and deferred financing costs and adjustments to the federal income tax provisions to record all such taxes on a "C Corporation" basis.

The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 25, 1997 or of future results of operations of the combined businesses.

STORE OPERATIONS

      Company stores generally range in size from 4,200 to 10,000 square feet. The Company believes that its traditional stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most traditional stores are free-standing buildings situated on or near major traffic thoroughfares, which offer ample parking and easy customer access. Each traditional store carries a mixture of hard parts and accessories. Traditional stores carry 18,000-20,000 different Stock Keeping Units ("SKUs") of which 13,000 to 15,000 represent hard parts.

      Wholesale stores are generally located in more affluent areas but in warehouse settings to provide parts to professional installers quickly. The inventory of a wholesale store consists only of hard parts. A wholesale store will carry 17,000-19,000 different hard part SKUs. Both the traditional store and wholesale store sales are generated by a full-time sales force of knowledgeable employees and free delivery service.

      The Company's traditional stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard parts SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the additional stores within its area with access to a greater selection of hard parts SKUs on a same day basis. The Company provides delivery service to its professional installer customers with either a contract delivery service or its fleet of Company owned trucks.

      The Company's 65 stores receive inventory deliveries nightly from its distribution centers, including replenishment of inventory sold the previous day and special order SKUs not stocked by the store. This enables the Company to provide next day service to all of its customers.

      The Company's stores offer customers a wide selection of nationally recognized brand name products for domestic and imported automobiles, vans and trucks. For the year ended February 29, 2000, new and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, accounted for a significant percentage of the Company's total sales. Each traditional store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products and accessories, such as floor mats and seat covers, automotive tools and professional service equipment.

DISTRIBUTION CENTERS

      On October 13, 1998, the Company acquired the Monroe distribution center from APS, Inc. This distribution center services independent auto parts stores as well as certain Company stores. During the first quarter, the Company purchased five additional distribution centers in Houston, Shreveport and San Antonio. These distribution centers serve the Company's stores and approximately 300 Independent Auto Parts Stores with nightly delivery of a broad array of automotive parts and accessories. These distribution centers are able to share inventories to increase order-fill rates throughout the Company. The total square footage of the five distribution centers is approximately 540,000 sq. ft. The distribution centers inventories provide a wide variety (up to 125,000 SKU's) of auto parts.

OPERATING STRATEGY

      Because the Company pursues the Professional Installer, the DIY and the Independent Auto Parts stores portions of the automotive aftermarket through its store network and distribution centers, the Company believes that it is able to reach most consumers of automotive products within its market areas. The demand generated by this customer base permits the Company to: (i) offer a broad selection of SKUs and (ii) restock and fill special orders from its distribution centers on an overnight or in some cases, a same-day basis.

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

GROWTH STRATEGY

      The Company's growth strategy has included expanding its operations throughout the mid-South by purchasing automotive parts stores as they become available. The Company's growth to date has been accomplished primarily through the purchase of existing automotive parts stores and distribution centers. The Company believes that because of the recent trend in consolidation occurring in the auto parts industry, a large number of independent operators will be available for purchase. Key factors considered by the Company in the acquisition selection process has included population density and growth-patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other auto parts stores and other competitors within a predetermined radius, and the operational strength of such competitors. The Company intends to focus on serving professional installers from its wholesale base as it goes forward. When the Company targets an area for a new wholesale store in a metropolitan market, a study is performed on available sites. If space is available at reasonable rates and market size and local competition warrant it, a store will be opened.

      Same store growth through increased sales and profitability is an important part of the Company's growth strategy. To achieve improved sales and profitability, the Company continually strives to improve upon the service provided to its customers. The Company believes that while pricing is essential in the highly competitive environment of the automotive aftermarket business, ultimately it is customer satisfaction resulting from superior customer service, that generates increased sales and profitability.

CUSTOMER SERVICE

      The Company believes it is not only in the business of selling auto parts, but is in the service business. Heavy emphasis is placed on having professional personnel to provide responsive customer service. Employees receive extensive on-the-job training and participate in a cash incentive program, allowing them to participate in the Company's financial success.

      The Company's number one priority is customer satisfaction. The Company seeks to attract new Professional Installer, DIY, and Independent Auto Parts store customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly motivated, technically proficient sales people using advanced point-of-sale systems, (ii) an extensive selection of SKUs stocked in each store, (iii) same day or next day delivery of over 125,000 SKUs, (iv) attractive stores in convenient locations, (v) competitive pricing and (vi) a national warranty program.

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

PURCHASING

      In October of 1998, and in conjunction with the Company's purchase of the former APS, Inc. Distribution Center in Monroe, Louisiana, the Company joined the Auto Value Association ("Auto Value") program distribution group. Auto Value has a North American presence of over 2000 auto parts stores and 40 distribution members with sales exceeding $2 billion. This affiliation has afforded the Company very competitive purchasing regimens and a solid marketing program.

      The Company participates in several Auto Value programs, among which are the following:

      o A NORTH AMERICAN WARRANTY PROGRAM ("NAWP"). The Company is able to offer its customers a NAWP, good at approximately 2,000 Auto Value parts stores across the country.

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

INVENTORY MANAGEMENT

      The Company currently inventories product through its distribution centers. The Company maintains an inventory control department which, together with vendors assistance, assures that the inventory in the stores is current. The department is constantly adding new SKU's and deleting SKU's that have become less popular.

      All inventory records are maintained using electronic media which establishes a minimum and a maximum order point for each SKU. The Company is in the process of upgrading its computer system to better enable management to monitor sales and recommend stocking levels to its stores. The Company's computer systems are equipped with electronic parts cataloging that has improved operating productivity through automated parts lookup. The computer system also supplies the Company with productivity reports by counter and sales personnel.

MARKETING

      Since a majority of the Company's revenues are derived from the sale of automotive products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's regional and area managers are primarily responsible for the development and maintenance of the Company's Professional Installer business. As of February 29, 2000, there were approximately 45 full-time sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company provides prompt delivery service to the Professional Installer.

      The Company promotes sales to DIY consumers through an advertising program which includes direct mail, newspaper and limited radio and television advertising in selected markets. Newspaper advertisements are generally directed toward specific product and price promotions, frequently in connection with specific sales events and promotions. The Company also sponsors several automotive related events in its market areas in an effort to reach wholesale and retail customers. The Company believes that its advertising and promotional activities have resulted in significant name recognition in its market areas.

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

PERSONNEL TRAINING

      The Company believes that technical proficiency on the part of each sales person is essential to meet the needs of its customers, particularly the Professional Installer, and that as a result of the Company's training program, the enhanced technical proficiency of its sales personnel provides the Company with a significant advantage over smaller retail operators and the less specialized mass merchandisers.

      The Company's training function is led and managed by its regional and area managers through a series of bi-weekly, monthly and semi-annual sessions for store managers, area managers and sales personnel. The Company views its training and development program as the key to its continued long term success. Management believes that if it trains, develops, manages and motivates the Company's employees properly, then customers, in turn, will receive the superior service the Company views as its competitive advantage in the marketplace.

COMPETITION

      The automotive parts aftermarket is highly competitive. Automotive products, similar or identical to those sold at the Company's stores, are generally available from a variety of different competitors in the communities served by the Company's stores. The principle modes of competition are customer service, merchandise selection and availability, location and price.

      The Company's major competitors in the Professional Installer and Independent Auto Parts Store portions of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), O'Reilly Automotive, Inc. ("O'Reilly"), Carquest and All Pro. Competitors in the DIY portion of its business within its current market area include automotive parts chains such as Auto Zone, Advance Auto, Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandisers, and discount and convenience chains that carry automotive products. Some of the larger DIY competitors have entered into the Professional Installer portion of the business and this could have a materially adverse effect on the Company's operations.

      Although the Company believes that it has competed effectively in its market area in the past, some of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.

EMPLOYEES

      As of February 29, 2000, the Company had 1,040 employees, 280 of whom are employed at the Company's traditional stores, 552 are employed at the Company's wholesale stores and distribution center, 55 are engaged as sales personnel, 98 are engaged as delivery personnel and 55 are engaged as corporate and administrative personnel. The Company considers its relations with its employees to be good, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

      The Company has registered the trademark USA AUTO STORES in the states of Louisiana, Texas and Mississippi. Other trade and service marks are registered by and important to the Company. However, the Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright.

ITEM 2.  DESCRIPTION OF PROPERTIES.

      The Company operates 65 auto parts stores, one machine shop and five distribution centers in 44 cities located in Texas, Louisiana and Mississippi. Of such stores, three are leased from the Company's founder and CEO, Randall B. Rankin, four from other related parties, with the remaining 58 stores being leased from nonaffiliated third parties. In addition, the Company leases its machine shop, a 2,200 sq. ft. storage facility and an office located at 3510 MacLee Drive and 3709 S. MacArthur Drive, Alexandria, Louisiana from Mr. Rankin. The Company stores generally range in size from 4,200 to 10,000 square feet. See "Item 13" for information with regard to the terms of the leases with Mr. Rankin and Mr. Attayi.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to any litigation that management considers to be of a material nature. The Company settled a legal proceeding, case No. 98C1-04310 originally filed on May 28, 1998 in the 150th Judicial District Court, in Bexar County, Texas. The plaintiff had filed a securities class action lawsuit alleging violations of the Texas Securities Act and Securities Act of 1933 arising out of alleged misrepresentations and omissions regarding the Company's operations and future prospects. The Company denied all wrongdoing alleged in the suit. The terms of the settlement did not have a material effect on the Company's operating results or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      From the effective date of the Company's initial public offering on November 18, 1996 through May 10, 2000, the Company's common stock has traded on the over-the-counter market and was included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). On May 11, 2000, the Company's Common Stock began trading on the Nasdaq Small Cap Market System. There was no public market for the Company's common stock prior to November 18, 1996.

      The following table sets forth the range of high and low bid information for the Company's common stock for the period from the initial public offering to the end of the fourth quarter of 2000.

                                                                      YEAR ENDED                    YEAR ENDED FEBRUARY 25,
                                                                      FEBRUARY 29,         -----------------------------------------
                                                                         2000                    1999                    1998
                                                                 --------------------      -----------------      ------------------
                                                                  HIGH          LOW        HIGH        LOW         HIGH        LOW
                                                                 -------      -------      -----      ------      ------      ------
First Quarter .............................................      4 3/16       2 9/16       3 7/8      2 3/8       24 1/2      13 1/2
Second Quarter ............................................      5 3/32       2 1/8        5 1/8      2 7/16      19 1/4      5 1/2
Third Quarter .............................................      3 31/32      2            3 1/2      2 3/8       6 1/4       2 1/8
Fourth Quarter ............................................      3 1/4        1 19/32      4          1 3/4       4 1/8       1 5/8

      The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

HOLDERS

      As of May 24, 2000 the approximate number of holders of record of the Company's common stock was 210, and the approximate number of beneficial holders, including individual participants in security position listings with clearing agencies, was 970.

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

                                                                                             YEAR ENDED FEBRUARY 25,
                                                         FEBRUARY 29,     ----------------------------------------------------------
                                                            2000            1999             1998             1997            1996
                                                          --------        --------         --------         --------        --------
OPERATING STATEMENT DATA                                                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net sales ........................................        $123,077        $ 40,101         $ 38,656         $ 29,946        $ 21,032
Cost of goods sold ...............................          78,127          25,813           25,824           19,825          14,052
                                                          --------        --------         --------         --------        --------
     Gross profit ................................          44,950          14,288           12,832           10,121           6,980

Operating, selling, general and
     administrative expenses .....................          41,077          14,602           13,628            9,489           6,147
                                                          --------        --------         --------         --------        --------

     Operating Income ............................           3,873            (314)            (796)             632             833

Other income (expense)
     Interest expense ............................           2,865             379               53              427             518
                                                          --------        --------         --------         --------        --------

Income (loss) before income taxes ................           1,008            (693)            (849)             205             315

Provision (benefit) for income taxes .............            --              --                (60)              65               5
                                                          --------        --------         --------         --------        --------
Net income (loss) ................................        $  1,008        $   (693)        $   (789)        $    140        $    310
                                                          ========        ========         ========         ========        ========

Historical net earnings (loss) per
    common share - basic and diluted .............        $    .19        $   (.15)        $   (.17)        $    .04        $    .10
                                                          ========        ========         ========         ========        ========


Weighted average common shares
  outstanding: ...................................           5,186           4,535            4,539            3,442           3,050
                                                          ========        ========         ========         ========        ========

BALANCE SHEET DATA:
Working capital ..................................        $ 32,883        $ 16,049         $ 15,209         $ 13,153        $  5,093
Total assets .....................................          76,761          24,847           21,964           18,529           8,668
Total long-term debt .............................          31,642           7,148            5,188            1,519           5,669
Stockholders' equity .............................          14,394          11,951           12,644           13,628             495

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Company opened its first store in 1979 and expanded to seven stores by fiscal 1993. In 1993, the Company entered into a product purchasing agreement with APS, Inc.. In fiscal 1994, the Company acquired from APS, Inc. five automotive parts stores and a machine shop located in and around Monroe, Louisiana, for a total purchase price of approximately $2.5 million. During the fiscal year ended February 25, 1995, the Company acquired four additional automotive parts stores for a total purchase price of approximately $1.5 million. During the fiscal year ended February 25, 1996, the Company (i) acquired five additional automotive parts stores for a total purchase price of approximately $1.7 million, four of which were acquired from APS, Inc. (who had recently acquired them from USA Auto Stores, Inc.) for a total purchase price of approximately $1.3 million, (ii) closed one store and opened two stores. In May and July 1996, the Company acquired two additional automotive parts stores for a total purchase price of approximately $900,000 and on October 25, 1996 the Company acquired twelve stores in Mississippi from APS, Inc., for a total purchase price of approximately $2.5 million. During the fiscal year ended February 25, 1998, the Company opened four new traditional stores, two in Louisiana and two in East Texas, and consolidated one store in Opelousas, Louisiana. In addition, one traditional store was acquired in Natchitoches, Louisiana for a purchase price of $478,000. During the fiscal year ended, February 25, 1999, one traditional store was acquired in Trinity, Texas for a purchase price of approximately $163,000. In addition, the Company purchased the APS, Inc. distribution center in Monroe, LA for a purchase price of approximately $7.3 million. The Company closed two stores and consolidated two stores.

      During the current fiscal year, the Company acquired the assets of US Parts Corporation and Automotive & Industrial Supply Co., Inc. in March 1999 and Allied Distributing Company of Houston, Inc. and its subsidiary in April 1999. The Company paid approximately $27.3 million in cash, assumed liabilities of approximately $16.2 million and issued 651,613 shares of the Company's common stock in connection with the three acquisitions. The Company closed four traditional stores, three in Texas and one in Mississippi and opened three wholesale stores one each in Katy, Austin and San Antonio, Texas. The Company also closed two machine shops. Primarily as a result of these acquisitions, the Company's net sales have increased from approximately $40.1 million for the fiscal year ended February 25, 1999 to approximately $123.1 million for the fiscal year ended February 29, 2000.

RESULTS OF OPERATIONS

      The following table sets forth certain selected historical operating results for the Company as a percentage of net sales.

                                                                                                       YEAR ENDED FEBRUARY 25,
                                                                              YEAR ENDED       ------------------------------------
                                                                             FEB 29, 2000           1999                1998
                                                                            ---------------    ---------------     ---------------

Net sales ...............................................................             100.0%             100.0%              100.0%
Cost of goods sold ......................................................              63.5               64.4                66.8
                                                                            ---------------    ---------------     ---------------
      Gross profit ......................................................              36.5               35.6                33.2
Operating, selling, general and
   administrative expenses ..............................................              33.4               36.4                35.3
                                                                            ---------------    ---------------     ---------------
      Income (loss) from operations .....................................               3.1               (0.8)               (2.1)

Interest expense ........................................................               2.3                0.9                 0.1

Income taxes (benefit) ..................................................               0.0                0.0                (0.2)
                                                                            ---------------    ---------------     ---------------

Net income (loss) .......................................................               0.8%              (1.7)%              (2.0)%
                                                                            ===============    ===============     ===============

YEAR ENDED FEBRUARY 29, 2000 COMPARED TO YEAR ENDED 25, 1999

      NET SALES. Net sales of $123.1 million for the year ended February 29, 2000 increased $83.0 million, or 206.9% from $40.1 million for the year ended February 25, 1999. The increase in net sales was primarily attributable to the acquired businesses, which was offset by a decrease in sales of $3.1 million for the Rankin stores then operating.

      COST OF GOODS SOLD. Cost of goods sold for the year ended February 29, 2000 was $78.1 million, or 63.5% of net sales, compared to $25.8 million, or 64.4% of net sales, for the year ended February 25, 1999. The increase was primarily attributable to the increase in net sales. Cost of goods sold as a percentage of net sales decreased 0.9% for the period, primarily as a result of economies of scale related to the larger combined business, including volume rebates, product mix and product changeovers.

      OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, selling, general and administrative expenses for the year ended February 29, 2000 were $41.1 million, or 33.4% of net sales, compared to $14.6 million, or 36.4% of net sales, for the year ended February 25, 1999. The increase was primarily attributable to the larger operating scope of the Company as a result of the acquisitions.

      INTEREST EXPENSE. Interest expense for the year ended February 29, 2000 was $2.9 million compared to $0.4 million for the year ended February 25, 1999. Interest expense increased as a result of higher debt levels required for the acquisitions, which was partially offset by lower pricing on outstanding indebtedness.

      INCOME TAXES. For the year ended February 29, 2000 and February 25, 1999, the Company recognized net operating losses from prior periods. This resulted in the Company having an effective tax rate of 0.0% for the years ended February 29, 2000 and February 25, 1999. Without the net operating loss carryforward, the Company would have recorded income tax expense of approximately $413,000 for the current year.

YEAR ENDED FEBRUARY 25, 1999 COMPARED TO YEAR ENDED FEBRUARY 25, 1998

      NET SALES. Net sales of $40.1 million for the year ended February 25, 1999 increased $1.4 million, or 3.7% from $38.7 million for the year ended February 25, 1998. Approximately $3.6 million of the increase was due to the purchase of the Monroe Distribution Center and one store acquisition with an offset decrease of $2.2 million due primarily to the closure of two stores and the consolidation of two stores.

      COST OF GOODS SOLD. Cost of goods sold for the year Ended February 25, 1999 was $25.8 million, or 64.4% of net sales, compared to $25.8 million, or 66.8% of net sales, for the year ended February 25, 1998. Cost of goods sold as a percentage of sales decreased by 2.4% primarily attributable to the Company's purchase of its own distribution center and its ability to purchase product at lower prices.

      OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, selling, general and administrative expenses for the year ended February 25, 1999 were $13.9 million, or 35.3% of net sales, compared to $14.6 million, or 36.4% of net sales, for the year ended February 25, 1998. The $1.0 million increase, or 2.5% of sales for the year ended February 25, 1999, resulted primarily from additional store personnel and corporate overhead to support the increased sales volume and acquisition of the distribution center.

      INTEREST EXPENSE. Interest expense for the year ended February 25, 1999 was $379,000 compared to $53,000 for the year ended February 25, 1998. The increases were primarily attributable to borrowings to fund the purchase of the distribution center.

      INCOME TAXES. No income tax expense or benefit was reflected for the year ended February 25, 1999. The Company reported a $60,000 tax benefit for the comparable year ended February 25, 1998. See Footnote 7 to the accompanying audited financial statements for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $5.7 million, $2.7 million and ($2.2) million for the years ended February 29, 2000, February 25, 1999 and 1998, respectively. The current year change was primarily the result of net income, an increase in accounts payable offset by an increase in inventory.

      Net cash used in investing activities was $17.6 million, $6.5 million, and $1.3 million for the years ended February 29, 2000, February 25, 1999 and 1998, respectively. Cash used in investing for the current year was primarily for purchasing assets of the previously described acquisitions, which were funded through the Company's new financing agreement with Heller.

      Net cash provided by financing activities was $12.5 million , $176,000 and $3.5 million, for the years ended February 29,2000, February25, 1999 and 1998, respectively. These borrowings were used primarily for the acquisitions described above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

      Additionally, the Company issued equity securities (common stock) aggregating 651,613 shares valued at $1.4 million during the year ended February 29, 2000 as part of the consideration for the acquisitions. Of these shares, 600,000 were issued to the former owner of the acquiree who is now the Company's Chief Operating Officer. Such shares are subject to a lock-up agreement and were discounted by approximately 33% to reflect the impact of the lock-up. In connection with the acquisitions the Company assumed indebtedness of $16.2 million and paid a portion of the USP and Allied purchase price with unsecured obligations of the Company totaling $0.8 million.

      The above acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based on the fair values as of the dates of acquisitions.

      The Company has a $45.0 million credit facility through syndicated financing led by Heller. The Company entered into this financing agreement on March 10, 1999. The agreement provides for term loans in the aggregate of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit is, at the Company's option, either London Interbank Offering Rate ("LIBOR") plus 3.00% or prime interest rate plus 0.75%. The interest rates on the term loans are 0.50% to 0.75% higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed charge coverage" and "capital expenditures", all of which are as defined in the financing agreement and were waived during fiscal 2000 by the lenders. Initial borrowings under this financing agreement were used to repay the Company's prior lender and to finance the acquisitions referred to above.

      Amounts outstanding at February 29, 2000 were $5.0 million under the term loan agreements and $27.4 million under the revolving credit agreement. Additionally, the Company had availability of $1.0 million at February 29, 2000.

      Effective May 26, 2000, the Company amended their financing agreement and received waivers of all continuing defaults prior to that date. The amendment changes all financial covenant tests to levels congruent with the Company's existing financial performances, reduces the revolving portion of the credit facility to $30.0 million, increases pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage.

      Approximately $0.5 million of costs were incurred in connection with closing the above financing agreement.

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

IMPACT OF YEAR 2000

      The Company did not encounter any problems that impacted its financial condition or results of operations relating to year 2000 in its computer applications.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate swap agreements. As of February 29, 2000, the Company has not used derivative financial instruments for trading or to speculate on changes in interest rates.

      INTEREST RATE EXPOSURE. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt. At February 29, 2000, approximately 96.9% ($32.8 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.3 million. At February 29, 2000, the fair value of the Company's fixed rate debt is approximately $1.0 million based upon discounted future cash flows using current market prices.

ITEM 8. FINANCIAL STATEMENTS.

      The Financial Statements and supplemental data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS

      The following table sets forth the names and ages of all executive officers of the Company at February 29, 2000, (March 10, 1999 as to Ali A. Attayi) including all positions and offices with the Company held by him or her, and the period during which he or she has served as such.

      NAME                    AGE            POSITION
      ----                    ---            --------
      Randall B. Rankin       50             CEO, Chairman and Director
      Ali A. Attayi           55             President, COO and Director
      Terry Bryden            45             Senior Vice President, Operations
      David L. Epstein        45             Senior Vice President
      Steven A. Saterbak      46             Vice President, Treasurer

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

      ALI A. ATTAYI is President and COO (Chief Operating Officer) of the Company. Mr. Attayi graduated from Lamar University in 1976 with a degree in Mechanical Engineering. Upon earning his degree he worked abroad and returned to own a chain of auto repair shops from 1981 until 1986. While owning the auto repair shops, he established US. Parts Corporation in 1984, a two-step wholesale distributing warehouse. Mr. Attayi has over 20 years experience in the automotive industry. He became President, COO and a director of the Company on March 10, 1999 when the Company acquired US. Parts Corporation.

      TERRY BRYDEN is Senior Vice President, Operations of the Company. Mr. Bryden was with Hi-Lo Auto Supply from 1971 until 1994. Mr. Bryden was promoted through the ranks to Region Manager; opened new markets in Central Texas and Dallas. Mr. Bryden was General Manager of US Parts from 1995 until 1999. He increased store count from 4 to 17, oversaw all aspects from sales to profitability and handled all loss prevention and HR issues. He became Senior Vice President, Operations of Rankin Automotive in 1999.

      DAVID L. EPSTEIN is Senior Vice President. Mr. Epstein was the President of Allied Distributing Company of Houston, Inc. since 1993. Prior to 1993, Mr. Epstein worked in various positions at Allied including the warehouse, MIS, and purchasing. Mr. Epstein has sat on both the Goodyear and AC Delco National Advisory Councils and has served as chairman of both.

      STEVEN A. SATERBAK is Vice President, Finance, Secretary and Treasurer of the Company. Mr. Saterbak graduated from Texas A&M University in 1978 with a degree in Accounting and received an MBA from the University of Houston in 1990. Mr. Saterbak has been a licensed CPA in the State of

Texas since 1981. Prior to Rankin, Mr. Saterbak was Chief Financial Officer for US Parts Corporation and was Controller/Chief Accounting Officer for Hi-Lo Automotive, Inc. (NYSE: HLO).

DIRECTORS

      Reference is made to the Company's definitive information statement for the 2000 annual shareholders meeting involving the election of directors which will be filed with the Securities Exchange Commission (the "Commission") within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive information statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Reference is made to the Company's definitive information statement for the 2000 annual meeting of shareholders involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the Company's definitive information statement for the 2000 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the Company's definitive information statement for the 2000 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  (1) FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
      Report of Independent Accountants..................................   19
      Consolidated Balance Sheets:
         February 29, 2000 and February 25, 1999.........................   20
      Statements of Operations:
         February 29, 2000, February 25, 1999 and February 25, 1998......   21
      Statements of Stockholders' Equity:
         Years ended February 29, 2000, February 25, 1999 and
           February 25, 1998.............................................   22
      Statements of Cash Flows:
         Years ended February 29, 2000, February 25, 1999 and
           February 25, 1998.............................................   23
      Notes to Financial Statements......................................   24

      (a) (2) FINANCIAL STATEMENT SCHEDULES

      None

      Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

      (a) (3) EXHIBITS

      See Index to Exhibits on Page 34. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

      (b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the period from December 1, 1999 through February 29, 2000.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Rankin Automotive Group, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Rankin Automotive Group, Inc., (the "Company") as of February 29, 2000 and February 25, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ending February 29, 2000, February 25, 1999 and February 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2000 and February 25, 1999, and the results of its operations and its cash flows for the years ending February 29, 2000, February 25, 1999 and February 25, 1998, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas
May 26, 2000

                          RANKIN AUTOMOTIVE GROUP, INC.
                                 BALANCE SHEETS

                                                                                               FEBRUARY 29,            FEBRUARY 25,
ASSETS                                                                                             2000                    1999
                                                                                               ------------            ------------
Current assets:
  Cash .............................................................................           $    957,119            $    346,913
  Accounts receivable, net of allowance for doubtful
      accounts of $1,380,000 and $519,000, respectively ............................              9,458,057               3,704,100
     Related-party receivable ......................................................                 22,205                  34,663
  Amounts receivable from vendors ..................................................              4,989,484               1,001,040
  Inventories ......................................................................             47,395,741              16,481,982
  Prepaid expenses and other current assets ........................................                785,968                 228,982
                                                                                               ------------            ------------
          Total current assets .....................................................             63,608,574              21,797,680

Property and equipment, net ........................................................              4,469,750               2,155,927

Goodwill, net ......................................................................              8,249,920                 582,484

Deferred financing costs, net ......................................................                433,111                 310,978
                                                                                               ------------            ------------
          Total assets .............................................................           $ 76,761,355            $ 24,847,069
                                                                                               ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................................................           $ 26,131,010            $  4,748,629
    Accrued expenses ...............................................................              2,447,813                 817,045
    Current portion of long-term debt ..............................................              2,146,448                 182,525
                                                                                               ------------            ------------
           Total current liabilities ...............................................             30,725,271               5,748,199

  Long-term debt, less current portion .............................................             31,641,605               7,148,085

  Commitments and contingencies ....................................................                   --                      --

  Stockholders' equity:
    Preferred stock, no par value, 2,000,000 shares authorized,
       none issued .................................................................                   --                      --
    Common stock, $.01 par value, 10,000,000 shares
      authorized,  5,201,613 and 4,550,000 shares issued as of
      February 29, 2000 and February 25, 1999, respectively ........................                 52,016                  45,500
   Additional paid-in capital ......................................................             14,513,154              13,083,830
   Retained earnings (deficit) .....................................................                 24,309                (983,545)
   Less: treasury stock, 15,000 shares at cost .....................................               (195,000)               (195,000)
                                                                                               ------------            ------------
          Total stockholders' equity ...............................................             14,394,479              11,950,785
                                                                                               ------------            ------------
          Total liabilities and stockholders' equity ...............................           $ 76,761,355            $ 24,847,069
                                                                                               ============            ============

                       See notes to financial statements.

                              RANKIN AUTOMOTIVE GROUP, INC.
                                STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED                    YEARS ENDED FEBRUARY 25,
                                                                      FEBRUARY 29,            -------------------------------------
                                                                          2000                    1999                     1998
                                                                      ------------            ------------             ------------
Net sales ................................................            $123,076,964            $ 40,101,544             $ 38,655,609

Cost of goods sold .......................................              78,126,638              25,813,186               25,823,966
                                                                      ------------            ------------             ------------

           Gross profit ..................................              44,950,326              14,288,358               12,831,643

Operating, selling, general and
   administrative expenses ...............................              41,076,819              14,602,206               13,627,824
                                                                      ------------            ------------             ------------

Income (loss) from operations ............................               3,873,507                (313,848)                (796,181)

Interest expense .........................................               2,865,653                 379,324                   52,655
                                                                      ------------            ------------             ------------

Income (loss) before income
   taxes (benefit) .......................................               1,007,854                (693,172)                (848,836)

Provision (benefit) for income taxes .....................                    --                      --                    (60,000)
                                                                      ------------            ------------             ------------

Net income (loss) ........................................            $  1,007,854            $   (693,172)            $   (788,836)
                                                                      ============            ============             ============

Basic and diluted earnings
   (loss) per common share ...............................            $       0.19            $      (0.15)            $      (0.17)
                                                                      ============            ============             ============

Weighted-average common shares
   outstanding ...........................................               5,186,613               4,535,000                4,539,000
                                                                      ============            ============             ============

                       See notes to financial statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK            ADDITIONAL      RETAINED
                                          ---------------------------     PAID-IN        EARNINGS        TREASURY
                                             SHARES         AMOUNT        CAPITAL       (DEFICIT)         STOCK           TOTAL
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT FEBRUARY 25, 1997 ..........      4,550,000   $     45,500   $ 13,083,830   $    498,463    $       --      $ 13,627,793

Net loss for the year ended
  February 25, 1998 ...................           --             --             --         (788,836)           --          (788,836)

Purchase of treasury stock ............           --             --             --             --          (195,000)       (195,000)
                                          ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT FEBRUARY 25, 1998 ..........      4,550,000         45,500     13,083,830       (290,373)       (195,000)     12,643,957

Net loss for the year ended
  February 25, 1999 ...................           --             --             --         (693,172)           --          (693,172)
                                          ------------   ------------   ------------   ------------    ------------    ------------


BALANCE AT FEBRUARY 25, 1999 ..........      4,550,000         45,500     13,083,830       (983,545)       (195,000)     11,950,785

Issuance of stock for acquisition
   of assets ..........................        651,613          6,516      1,429,324                                      1,435,840
Net income for the year ended
  February 29, 2000 ...................           --             --             --        1,007,854            --         1,007,854
                                          ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT FEBRUARY 29, 2000 ..........      5,201,613   $     52,016   $ 14,513,154   $     24,309    $   (195,000)   $ 14,394,479
                                          ============   ============   ============   ============    ============    ============

                       See notes to financial statements.

                                     RANKIN AUTOMOTIVE GROUP, INC.

                                       STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED            YEARS ENDED FEBRUARY 25,
                                                                                 FEBRUARY 29,       -------------------------------
                                                                                     2000               1999               1998
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
  Net income (loss) .......................................................      $  1,007,854       $   (693,172)      $   (788,836)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization .......................................         1,079,894            430,731            396,284
      Provision for bad debts .............................................           161,251               --                 --
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable ........................          (202,051)           524,571           (146,390)
        (Increase) decrease in inventories ................................        (3,818,796)           896,490         (2,286,196)
        (Increase) decrease in other assets, net ..........................          (344,214)           (61,058)           (50,398)
        Increase in accounts payable and accrued expenses .................         7,786,266          1,588,482            639,828
                                                                                 ------------       ------------       ------------

           Net cash provided by (used in) operating activities ............         5,670,204          2,686,044         (2,235,708)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:

  Purchases of property and equipment, net ................................        (1,343,226)          (637,482)          (931,460)
  Purchases of assets, net of cash acquired ...............................       (16,217,617)        (5,840,000)          (408,000)
                                                                                 ------------       ------------       ------------

           Net cash used in investing activities ..........................       (17,560,843)        (6,477,482)        (1,339,460)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:

  Net borrowings under revolving line of credit ...........................         6,424,033          1,802,099          3,543,748
  Proceeds from other long-term obligations ...............................         6,051,968            416,557            320,827
  Repayments of other long-term obligations ...............................        (1,545,170)          (231,392)          (154,629)
  Repayments of short-term notes payable ..................................              --           (1,500,000)              --
  Issuance of common stock, net of discount ...............................         1,435,840               --                 --
  Notes payable to stockholders and former owners .........................           773,597            524,112               --
  Repayment of notes payable to stockholder and
     former owners ........................................................          (409,012)          (524,112)              --
  Purchase of treasury stock ..............................................              --                 --             (195,000)
  Prepaid debt issuance costs .............................................          (230,411)          (310,978)              --
                                                                                 ------------       ------------       ------------

           Net cash provided by financing activities ......................      $ 12,500,845            176,286          3,514,946
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH ...........................................           610,206         (3,615,152)           (60,222)

CASH, BEGINNING OF YEAR ...................................................           346,913          3,962,065          4,022,287
                                                                                 ------------       ------------       ------------

CASH, END OF YEAR .........................................................      $    957,119       $    346,913       $  3,962,065
                                                                                 ============       ============       ============

                       See notes to financial statements.

RANKIN AUTOMOTIVE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF ORGANIZATION AND BUSINESS

     Rankin Automotive Group, Inc. (the "Company") was incorporated under the laws of the state of Louisiana in June 1978 and operates primarily in one segment of business as a specialty wholesaler and retailer of automotive replacement parts, maintenance items and accessories for the professional installer and "do it yourself" markets through stores located in Louisiana, Mississippi and Texas.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     INVENTORIES - Inventories, which consist of automotive hard parts, maintenance items, accessories and tools, are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method.

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

     INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and customer lists. These assets are being amortized on a straight-line basis over 15 to 40 years. Accumulated amortization amounted to approximately $361,000 and $117,000 at February 29, 2000 and February 25, 1999,
     respectively.

     PRE-OPENING COSTS - Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

     ADVERTISING - The Company expenses its share of all advertising costs as such costs are incurred. The portion of advertising expenditures which are to be recovered from vendors and other cooperative programs are recorded as a receivable. The Company does not defer any portion of its share of advertising costs.

     STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized.

     INCOME TAXES - The Company accounts for income taxes using the liability method.

     CONCENTRATION OF CREDIT RISK - The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements as soon as they become probable.

     FAIR VALUES OF FINANCIAL INSTRUMENTS - The following disclosure of estimated fair value was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

     Cash, accounts receivable, related party receivables, amounts receivable from vendors, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses are carried at amounts that approximate their fair value at year end due to their short-term nature. Long-term debt is carried at an amount that reasonably approximates fair value at year end due to its variable interest rates.

     EARNINGS PER SHARE ("EPS") - Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

     CHANGE IN REPORTING PERIODS - The Company has elected to change its financial reporting period from the twenty-fifth of each month to the calendar month end. This change became effective beginning with the year ended February 29, 2000. Future years will be reported based on results as of February 28 or 29, as applicable.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to be consistent with the current presentation.

3.   ACQUISITION OF ASSETS

     FISCAL YEAR 2000

     On March 10, 1999, the Company acquired from US Parts Corporation ("USP") its auto parts distribution center located in Houston, Texas, as well as the 17 stores that it operated throughout Houston. The total purchase price included 600,000 shares of the Company's common stock, $13.6 million of cash (including $5.7 million to repay certain of USP's obligations), issuance of a note payable for $40,000, the assumption of certain liabilities estimated at $6.9 million.

     On March 11, 1999, the Company acquired from Automotive & Industrial Supply Co., Inc. ("A&I") its auto parts distribution center located in Shreveport, Louisiana, as well as the three stores that it operates in Shreveport and the store it operates in Marshall, Texas. The total purchase price included 51,613 shares of the Company's common stock, $3.2 million of cash (including $2.1 million to repay certain of A&I's obligations), the assumption of certain liabilities estimated at $1.9 million.

     On April 27, 1999, the Company acquired from Allied Distributing Company of Houston, Inc. ("Allied") and its subsidiary, Auto Parts Investment Group, Inc., its auto parts distribution center and automotive paint division located in Houston, Texas; its auto parts distribution center in San Antonio and nine stores that operate throughout central and south Texas. The total purchase price included $10.5 million cash (including $8.5 million to repay certain of Allied's obligations), issuance of notes payable for $.7 million, the assumption of certain liabilities estimated at $7.4 million.

     The cash portion of the purchase price for the three acquisitions referred to above was paid using proceeds from the credit facility with Heller Financial, Inc. ("Heller").

     These acquisitions were accounted for as purchases, and accordingly, the purchase prices were allocated to the assets and liabilities based upon their estimated fair values at the date of acquisition. The Company has recorded as goodwill the acquisition costs in excess of net assets purchased and is amortizing this amount over a 40-year life.

     FISCAL YEARS 1999 AND 1998

     During the year ended February 25, 1999, the Company acquired a distribution center from A.P.S., Inc. These acquisitions were accounted for as purchases, and accordingly, the purchase prices were allocated to the assets and liabilities based on their estimated fair values as of the dates of acquisition. The Company paid cash totaling approximately $408,000 in 1998 and $5,840,000 in 1999, and incurred debt to the seller of approximately $1,500,000 in 1999 and assumed liabilities of $70,000 in 1998 in exchange for assets with a purchase price of approximately $478,000 in 1998 and $7,340,000 in 1999. During the year ended February 25, 1998, the Company acquired one auto parts store.

     The results of operations of each acquisition are included in the accompanying Statements of Operations from the dates of acquisition. The following unaudited pro forma results of operations give effect to the acquisitions as though they had occurred as of February 25, 1997 (in thousands except per share data):

                                              2000        1999        1998
                                           ---------   ---------   ---------
     Net sales ............................$ 129,411   $ 141,086   $ 125,611
     Net income ...........................      659         441        (107)
     Basic and diluted earnings per share .      .13         .09        (.02)

     Certain pro forma adjustments have been made to the combined historical results of the acquired companies to reflect changes in the structure of the Company. These adjustments include increased debt service related to borrowings incurred to fund the acquisitions, amortization of goodwill and deferred financing costs and adjustments to the federal income tax provisions to record all such taxes on a "C Corporation" basis.

     The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made as of February 25, 1997 or of future results of operations of the combined companies.

4.   ACCOUNTS RECEIVABLE, RELATED PARTY

     The accounts receivable from the related party represent non-interest bearing trade receivables from a company partially owned and a company wholly owned by the principal stockholder of the Company and are due within 30 days.

 5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                                                          LIFE
                                                                                        2000             1999            (YEARS)
                                                                                     -----------      -----------      -----------
Land ..........................................................................      $   100,675      $      --            N/A
Building and building improvements ............................................          192,483             --             25
Furniture and fixtures and other office equipment .............................        2,154,110          682,948          5-7
Leasehold improvements ........................................................        1,309,100          682,302          5-15
Warehouse equipment ...........................................................        1,386,582          979,074          5-10
Transportation equipment ......................................................        1,549,731        1,447,789          5-6
                                                                                     -----------      -----------
                                                                                       6,692,681        3,792,113
Less:  Accumulated depreciation and amortization ..............................        2,222,931        1,636,186
                                                                                     -----------      -----------

                                                                                     $ 4,469,750      $ 2,155,927
                                                                                     ===========      ===========

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                         2000               1999
                                                                                                     -----------         -----------
Borrowing under revolving line of credit ...................................................         $27,366,696         $ 6,755,071

Bank term loans ............................................................................           5,014,882                --

Notes payable to shareholders and related partes,
due in 2000, interest at prime to 10%, unsecured ...........................................             664,708                --

Various notes payable due through 2007; requiring monthly installments of approximately $12,700 including interest at various fixed rates; a portion of
which are collateralized by equipment and vehicles .........................................             741,767             575,539
                                                                                                     -----------         -----------
                                                                                                      33,788,053           7,330,610
Less: Current maturities ...................................................................           2,146,448             182,525
                                                                                                     -----------         -----------

                                                                                                     $31,641,605         $ 7,148,085
                                                                                                     ===========         ===========

     At February 25, 1999, the Company's $7.5 million line of credit was with Hibernia National Bank. On March 10, 1999, the Company entered into a new financing agreement with Heller. The agreement provides for term loans in the aggregate amount of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000. The term loans and the revolving line of credit expire in March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 3.00% or prime plus .75%. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. During 2000, the interest rate ranged from 7.15% to 9.87% and the weighted-average interest rate was 8.3%. The line of credit and term loans are collateralized by the accounts receivable, inventory and fixed assets of the Company. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed-charge coverage" and "capital expenditures", all of which are as defined in the financing agreement and were waived during fiscal 2000 by the lenders. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions referred to in Note 3.

     Effective May 26, 2000, the Company amended their financing agreement and received waivers of all continuing defaults prior to that date. The amendment changes all financial covenant tests to levels congruent with the Company's existing financial performances, reduces the revolving portion of the credit facility to $30.0 million, increases pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage.

     Under the revolving line of credit, the Company must pay a monthly loan commitment fee of 0.441% per annum on the revolving loan commitment less the sum of (i) the average daily balance of the revolving loan plus, (ii) the average daily face amount of the letter of credit reserve during the preceding month. For the year ended February 29, 2000, the Company paid approximately $54,000 in such fees.

     Aggregate maturities of long-term debt are as follows for the years ending February 29,

     2001                                                       $  2,146,448
     2002                                                          1,290,960
     2003                                                          1,132,407
     2004                                                          1,113,588
     2005                                                         28,065,853
     Thereafter                                                       38,797
                                                                ------------
                                                                $ 33,788,053
                                                                ============

7.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of February 29, 2000 and February 25, 1999 are as follows:

                                                     2000             1999
                                                   ---------        ---------

     Deferred tax assets -
       Net operating loss carryforwards ........   $    --          $ 415,000
       Vacation pay and other items, net .......      95,000           35,000
                                                   ---------        ---------

                Total deferred tax assets ......      95,000          450,000

       Less valuation allowance ................     (95,000)        (450,000)
                                                   ---------        ---------

                Net deferred tax assets ........        --               --
                                                   =========        =========

     The components of income taxes (credit) are as follows:

                                                2000       1999        1998
                                              --------   --------    --------

     Currently payable (refundable) .......       --         --      $(20,000)
     Deferred .............................       --         --       (40,000)
                                              --------   --------    --------

                                                  --         --      $(60,000)
                                              ========   ========    ========

     Income taxes (credit) differ from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings (loss) before income taxes. The reasons for these differences are as follows:

                                             YEAR ENDED
                                            FEBRUARY 29,           YEARS ENDED FEBRUARY 25,
                                           ---------------    ----------------------------------
                                                2000                1999              1998
                                           ---------------    ---------------    ---------------
Income taxes (credit) computed at ......   $       343,000    $      (236,000)   $      (289,000)
  statutory rates
Increase (decrease) in taxes due to:
  Change in valuation allowance ........          (355,000)           228,000            222,000
  Other, net ...........................            12,000              8,000              7,000
                                           ---------------    ---------------    ---------------

Actual income taxes (credit) ...........   $          --      $          --      $       (60,000)
                                           ===============    ===============    ===============

Actual tax rate ........................               - %                - %                 (7)%

     At February 29, 2000 and February 25, 1999, the Company's management evaluated its deferred tax assets and determined that it was more likely than not that the deferred tax assets would not be realized and established a valuation allowance.

     Income taxes paid amounted to approximately $1,000, $1,000 and $60,000 in 2000, 1999 and 1998, respectively. Income tax refunds of approximately $30,000 were received in 1998.

8.   STOCKHOLDERS' EQUITY

     The Board of Directors (the "Board") is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative participating option or other special rights, plus the qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of February 29, 2000, the Board had not authorized any issuances of any series of preferred stock, and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

     In the year ended February 25, 1997, the Company issued warrants to purchase 100,000 shares at $13.50 per share. These warrants expire in October 2000.

     The Board also instituted a stock option plan under which 250,000 shares of common stock are reserved for issuance at no less than the fair market value of the stock at the date of grant. Options expire five years after the date of grant. On July 30, 1999, the Board approved an increase in available shares to 500,000 shares.

     Transactions in the plan are as follows:

                                                                                                            OPTIONS OUTSTANDING
                                                                                                       -----------------------------
                                                                                        SHARES            SHARES           AVERAGE
                                                                           VESTING     AVAILABLE          UNDER             PRICE
                                                                            PERIOD     FOR GRANT          OPTION          PER SHARE
                                                                           -------    ------------     ------------     ------------
Balance at February 25, 1997 ..........................................                    244,000            6,000     $      10.00

Granted ...............................................................                       --               --       $       --
Expired/forfeited .....................................................                       --               --       $       --
                                                                                      ------------     ------------     ------------

Balance at February 25, 1998 ..........................................                    244,000            6,000     $      10.00

Granted ...............................................................    1 year           (6,000)           6,000     $       3.19
Granted ...............................................................    5 years         (87,000)          87,000     $       3.43
Expired/forfeited .....................................................    5 years          10,000          (10,000)    $       3.19
                                                                                      ------------     ------------     ------------
Balance at February 25, 1999 ..........................................                    161,000           89,000     $       3.88

Additional shares authorized ..........................................                    250,000             --       $       --
Granted ...............................................................    5 years         (44,000)          44,000     $       3.43
Expired/forfeited .....................................................    5 years           5,000           (5,000)    $       3.56
                                                                                      ------------     ------------     ------------
Balance at February 29, 2000 ..........................................                    372,000          128,000     $       3.81
                                                                                      ============     ============     ============
Exercisable at February 29, 2000 ......................................                                      30,400     $       4.66
                                                                                                       ============     ============

     The contractual life of options outstanding at February 29, 2000 is five years.

     The Company is applying APB Opinion No. 25 and related interpretations in accounting for the stock option plan. All options granted were at the estimated fair market value on the date of grant. Accordingly, no compensation expense has been recognized. If the Company determined compensation cost based on the fair value at the date of grant of $1.27 for the 1999 grants and $2.27 for the 2000 grants per each share under option, consistent with the requirements of Statement of Financial Accounting Standards ("SFAS) No. 123 "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been approximately $919,511 and $.18 in 2000 and $(798,000) and $(.18) in 1999,
     respectively. In computing these pro forma amounts, the Company used the Black-Scholes Pricing Model and assumed a risk-free interest rate equal to approximately 6.22%, no dividends, 64% volatility and an expected life of five years for the 2000 grants and a risk-free interest rate equal to approximately 5.5%, no dividends, 30% volatility and an expected life of five years for the 1999 grants. The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts.

     As part of the acquisition of assets during 2000 described in Note 3, 523,806 stock options were granted with an average contractual life of eight years and an average exercise price of $3.91 per share. At February 29, 2000, no options had been exercised.

9.   EMPLOYEE 401(K) PLAN

     The Company sponsors a defined contribution 401(k) plan, which covers substantially all employees of the Company. Employees may contribute up to 15% of their pay. The Company may make matching contributions at its discretion. No contributions by the Company were made for the years ending February 29, 2000, February 25, 1999 and February 25, 1998.

10.  COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     The Company is not a party to any litigation that management considers to be of a material nature.

     LEASES

     The Company leases seven of its stores, a machine shop, a distribution center, and a division office from principal stockholders and related parties of the Company. The remaining stores and distribution centers, corporate offices, other division offices and certain equipment are leased from unrelated parties under noncancelable operating leases. In addition the Company leases five of its stores from unrelated parties on a month to month basis. Such leases to unrelated parties expire during the fiscal years 2001 to 2006. Rent expense under leases with the principal stockholders and related parties aggregated approximately $676,000 in 2000, $266,000 in 1999 and $262,000 in 1998. Rent expense to other parties aggregated $2,289,000 in 2000, $868,000 in 1999 and $850,000 in 1998. Most
     leases include provisions for lease extensions and also require the Company to pay real estate taxes, insurance and certain other expenses.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more, for each of the next five years and thereafter are as follows:

                 PRINCIPAL
               STOCKHOLDERS
                AND RELATED        UNRELATED
                  PARTIES           PARTIES            TOTAL
                 ----------        ----------        ----------
     2001        $  696,040        $2,135,301        $2,831,341
     2002           548,330         1,664,431         2,212,761
     2003           436,080         1,132,582         1,568,662
     2004           378,580           493,517           872,097
     2005           240,000           188,448           428,448
     Thereafter   1,020,000             4,544         1,024,544
                 ----------        ----------        ----------
                 $3,319,030        $5,618,823        $8,937,853
                 ==========        ==========        ==========

     The Company subleases a portion of one of its locations and sublease rental income amounted to approximately $69,300 in 2000, $43,000 in 1999 and $31,000 in 1998. There are no significant sublease commitments at February 29, 2000.

11  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

                                            FEBRUARY 29, YEAR ENDED FEBRUARY 25,
                                             ----------  -----------------------
                                                2000        1999         1998
                                             ----------  ----------   ----------
Noncash investing and financing activities:
  Purchase of businesses financed by seller  $     --    $1,500,000   $   70,000
  Cash paid for interest ..................   1,848,000     498,000      230,000

12  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                      -------------------------------------------------------------
                                                                         MAY 31        AUGUST 31       NOVEMBER 30     FEBRUARY 29
                                                                      ------------    ------------    ------------     ------------
For the year ended February 29, 2000
   Net sales .....................................................    $     28,349    $     37,681    $     29,225     $     27,822
   Income (loss) from operations .................................           1,365           1,694           1,074             (259)
   Net income (loss) .............................................             782             799             235             (808)
   Basic and diluted earnings
      (loss) per share ...........................................             .15             .15             .05             (.16)

                                                                                             THREE MONTHS ENDED
                                                                      -------------------------------------------------------------
                                                                         MAY 25        AUGUST 25       NOVEMBER 25      FEBRUARY 25
                                                                      ------------    ------------    ------------     ------------
For the year ended February 25, 1999
   Net sales .....................................................    $      9,783    $     10,709    $      9,779     $      9,831
   Income (loss) from operations .................................             196              93             238            (841)
   Net income (loss) .............................................             135              30             116             (974)
   Basic and diluted earnings
      (loss) per share ...........................................             .03             .01             .03             (.21)

                                     ******

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

      Dated: May 26, 2000           RANKIN AUTOMOTIVE GROUP, INC.

                                    By:   /S/  RANDALL B. RANKIN
                                          --------------------------------------
                                          Randall B. Rankin, CEO and Chairman of
                                          the Board

                                    By:   /S/  STEVEN A. SATERBAK
                                          --------------------------------------
                                          Steven A. Saterbak, Vice President
                                          Finance

                                    By:    /S/  DANIEL L. HENNEKE
                                           -------------------------------------
                                           Daniel L. Henneke, Chief Accounting
                                           Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/  RANDALL B. RANKIN                     Director           May 26, 2000
--------------------------------
Randall B. Rankin

/S/  ALI A. ATTAYI                         Director           May 26, 2000
--------------------------------
Ali A. Attayi

/S/  RICKY L. SOOTER, ESQ.                 Director           May 26, 2000
--------------------------------
Ricky L. Sooter, Esq.

/S/  THOMAS M. HARGROVE                    Director           May 26, 2000
--------------------------------
Thomas M. Hargrove

/S/  GARY D. WALTHER                       Director           May 26, 2000
--------------------------------
Gary D. Walther

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   EXHIBIT                                                                                    PAGE
   NUMBER                        EXHIBIT TITLES                                              NUMBER
   ------ --------------------------------------------------------------                     ------
   3. (a) Articles of Incorporation, as amended(1)
      (b) By-laws(1)
   4.     Form of Common Stock Certificate(1)
   10.(a) Copy of Stock Option Plan(1)
      (b) Copy of Underwriter's Warrant Agreement(1)
      (c) Copy of Product Purchase Agreement between the Registrant and  A.P.S., Inc.(1)
      (d) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated September 1, 1993 (corporate office)(1)
      (e) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (machine shop)(1)
      (f) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (Monroe Street store)(1)
      (g) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (South MacArthur Drive stores and redistribution facility)(1)
      (h) Copy of Lease Agreement between the Registrant and Mr. Randall Rankin dated July 1, 1991 (storage facility)(1)
      (i) Copy of Agreement of Sale by and Between Registrant and Parts, Inc.
          dated September 12, 1996 relating to the acquisition of the Jackson Stores(1)
      (j) Copy of Agreement of Sale between Registrant and American Parts System,
          Inc. dated October 20, 1994 relating to the acquisition of the Hammond Stores(1)
      (k) Copy of employment contract between the Registrant and Mr. Randall Rankin(1)
      (1) Commitment Letter from Hibernia National Bank dated September 11, 1996(1)
      (m) Copy of Lock-up Agreement between the Registrant and Mr. Randall Rankin(1)
      (n) Copy of Hibernia  National Bank's Amended & Restated Loan Agreement
          dated October 7, 1997(2)
      (o) Copy of Hibernia National Bank's 1st Amendment to Amended & Restated
          Loan Agreement dated May 19, 1998(2)
      (p) Asset Purchase Agreement between A.P.S., Inc. and Rankin Automotive
          Group, Inc. dated as of September 17, 1998(3)
      (q) Asset Purchase Agreement between US. Parts Corporation and Rankin
          Automotive Group, Inc. dated as of February 26, 1999(4)
      (r) Asset Purchase Agreement between Automotive & Industrial Supply Co., Inc.
          and Rankin Automotive Group, Inc. dated as of February 26, 1999(4)
      (s) Asset Purchase Agreement between Allied Distributing Company of Houston,
          Inc., Auto Parts Investment Group, Inc.; and Rankin Automotive Group,
          Inc. dated as of February 26, 1999(4)
      (t) Copy of Heller Financial Corporation's loan agreement dated March 10, 1999(4)
      (u) Copy of employment contract between Rankin Automotive Group, Inc. and
          Mr. Ali Attayi(4)
      (v) Copy of Registration Rights and Lock-up Agreement between Rankin
          Automotive Group, Inc. and Mr. Ali Attayi(4)
      (w) Copy of employment contract between Rankin Automotive Group, Inc. and
          Mr. Otis  Al Cannon(4)
      (x) Copy of Heller Financial Corporation's First Amendment to Loan and Security
          Agreement dated April 27, 1999(5)                                                     36
      (y) Copy of Heller Financial Corporation's Second Amendment to Loan and
          Security Agreement dated January 17, 2000(5)                                          42
      (z) Copy of Heller Financial Corporation's Limited Waiver and Third Amendment
          to Loan and Security Agreement dated May 26, 2000(5)                                  48

   27.1   Financial Data Schedule

(1) Incorporated by reference to the Company's registration statement filed with the Securities and Exchange Commission (File No. 333-5562-A) ordered effective November 18, 1996.
(2) Incorporated by reference to 10KSB40 filed with the Commission on May 22, 1998.
(3) Incorporated by reference to 8-K filed with the Commission on October 28, 1998.
(4) Incorporated by reference to 8-K filed with the Commission on March 25, 1999.
(5)   Filed herewith.