Form 10-Q
period 2000-05-31
RANKIN AUTOMOTIVE GROUP INC
filed 2000-07-17
CIK 1023339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{Mark One}

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For quarterly period ended May 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File No: 0-28812

                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


             LOUISIANA                                      72-0838383
   -------------------------------                    -----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
           incorporation)                               Identification No.)

3838 N. Sam Houston Parkway E., #600
            Houston, Tx                                       77032
------------------------------------                        ----------
  (Address of principal executive                           (Zip code)
              offices)

                                 (281) 618-4000
               --------------------------------------------------
               Registrant's telephone number, including Area Code

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

                                 YES [X] NO [ ].

      As of July 14, 2000, 5,186,613 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets - May 31, 2000 (unaudited) and February 29, 2000

               Condensed Statements of Income -Three months ended May 31, 2000 and 1999 (unaudited)

               Condensed Statements of Cash Flows -Three months ended May 31, 2000 and 1999 (unaudited)

               Notes to Condensed Financial Statements -Three months ended May 31, 2000 and 1999 (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          RANKIN AUTOMOTIVE GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                    MAY 31,           FEBRUARY 29,
ASSETS                                                                                               2000                 2000
------                                                                                         ---------------      ---------------
                                                                                                 (UNAUDITED)           (AUDITED)
Current assets:
    Cash .................................................................................     $       730,105      $       957,119
    Accounts receivable, net of allowance for doubtful
           accounts of $1,411,597 and $1,380,000, respectively ...........................           9,924,568            9,458,057
        Related party receivable .........................................................              18,115               22,205
    Amounts receivable from vendors ......................................................           4,836,985            4,989,484
    Inventories ..........................................................................          43,310,739           47,395,741
    Prepaid expenses and other current assets ............................................             652,979              785,968
                                                                                               ---------------      ---------------
        Total current assets .............................................................          59,473,491           63,608,574

Property and equipment, net ..............................................................           4,345,260            4,469,750

Goodwill, net ............................................................................           8,188,720            8,249,920

Deferred financing costs, net ............................................................             406,110              433,111
                                                                                               ---------------      ---------------

        Total assets .....................................................................     $    72,413,581      $    76,761,355
                                                                                               ---------------      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................................................     $    27,140,149      $    26,131,010
    Accrued expenses .....................................................................           1,239,022            2,447,813
    Current portion of long-term debt ....................................................          30,158,724            2,146,448
                                                                                               ---------------      ---------------
        Total current liabilities ........................................................          58,537,895           30,725,271

Long-term debt, less current portion .....................................................             251,862           31,641,605

Commitments and contingencies ............................................................                --                   --

Stockholders' equity:
    Preferred stock, no par value, 2,000,000 shares
        authorized, none issued ..........................................................                --                   --
    Common stock, $.01 par value, 10,000,000 shares
        authorized, 5,201,613 and 4,550,000 shares, respectively .........................              52,016               52,016
    Additional paid-in capital ...........................................................          14,513,154           14,513,154
    Retained earnings (deficit) ..........................................................            (746,346)              24,309
    Less:  Treasury stock 15,000 shares at cost ..........................................            (195,000)            (195,000)
                                                                                               ---------------      ---------------
        Total stockholders' equity .......................................................          13,623,824           14,394,479
                                                                                               ---------------      ---------------

        Total liabilities and stockholders' equity .......................................     $    72,413,581      $    76,761,355
                                                                                               ---------------      ---------------

                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED MAY 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------


Net sales ......................................... $ 29,223,938    $ 28,349,495

Cost of goods sold ................................   18,233,657      17,656,902
                                                    ------------    ------------

Gross profit ...................................... $ 10,990,281    $ 10,692,593

Operating, selling, general and
    administrative expenses .......................   10,545,021       9,327,537
                                                    ------------    ------------

Income from operations ............................      445,260       1,365,056

Interest expense ..................................    1,215,915         583,127
                                                    ------------    ------------

Income (loss) before income taxes .................     (770,655)        781,929

Income taxes ......................................         --             --
                                                    ------------    ------------

Net income (loss) ................................. $   (770,655)        781,929
                                                    ------------    ------------

Earnings (loss) per share ......................... $      (0.15)   $       0.15
                                                    ------------    ------------
Earnings (loss) per share - assuming dilution ..... $      (0.15)   $       0.15
                                                    ------------    ------------

Weighted average common shares outstanding:

Average common shares outstanding .................    5,186,613       5,097,988
Dilutive effective of stock options ...............         --             1,500
                                                    ------------    ------------
Average common shares outstanding-assuming dilution    5,186,613       5,099,488
                                                    ------------    ------------

                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MAY 31,
                                                                                               ------------------------------------
                                                                                                    2000                  1999
                                                                                               ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .............................................................................     $      (770,655)     $       781,929
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation .....................................................................             195,000              197,268
        Amortization .....................................................................              88,200               72,690
        Provisions for bad debts .........................................................              31,597               77,650
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable .......................................            (341,519)             363,715
        (Increase) decrease in inventories ...............................................           4,085,002           (2,207,320)
        Increase (decrease) in accounts payable
          and accrued expenses ...........................................................            (199,652)           1,213,755
        (Increase) decrease in other, net ................................................             132,989               37,025
                                                                                               ---------------      ---------------

Net cash provided by operating activities ................................................           3,220,962              536,712

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net .................................................             (70,509)            (589,315)
Purchase of businesses, net of cash acquired .............................................                --            (13,029,645)
Proceeds from sale of assets .............................................................                --                 12,852
                                                                                               ---------------      ---------------

    Net cash (used in) investing activities ..............................................             (70,509)         (13,606,108)
                                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from (repayments on) revolving line of credit .................................          (2,866,651)          22,024,062
Proceeds from (repayments on) other long-term obligations ................................            (510,816)         (10,599,353)
Issuance of common stock, net of discount ................................................                --              1,435,840
Issuance of debt .........................................................................                --                470,080
Deferred financing costs incurred ........................................................                --               (339,625)
                                                                                               ---------------      ---------------

    Net cash provided by (used in) financing activities ..................................          (3,377,467)          12,991,004
                                                                                               ---------------      ---------------

Net decrease in cash .....................................................................            (227,014)             (78,392)

Cash, beginning of period ................................................................             957,119              346,913
                                                                                               ---------------      ---------------

Cash, end of period ......................................................................     $       730,105      $       268,521
                                                                                               ---------------      ---------------

                   See Notes to Condensed Financial Statements

                          RANKIN AUTOMOTIVE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)

1.     Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements of Rankin Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000. Additionally, refer to the Company's Form 8-K and 8-K/A filed on March 25, 1999 and May 24, 1999, respectively, concerning information on the Company's financing agreement and acquisitions finalized during the three months ended May 31, 1999.

            Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.    Long-Term Debt

      Long-term debt consists of the following:

                                                            FEBRUARY 29,
                                        MAY 31, 2000            2000
                                       -------------       -------------
      Borrowings under revolving
        line of credit                 $  24,500,046       $  27,366,696
      Bank term loans                      4,743,452           5,014,882
      Other notes payable                  1,167,088           1,406,475
                                       -------------       -------------
                                          30,410,586          33,788,053
      Less current maturities            (30,158,724)         (2,146,448)
                                       -------------       -------------
                                       $     251,862       $  31,641,605
                                       -------------       -------------

            On March 10, 1999, the Company entered into a financing agreement with Heller Financial, Inc. ("Heller"). The agreement provides for term loans in the aggregate amount of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans require minimum monthly principal payments totaling approximately $90,000. The term loans and the revolving line of credit expire in March 2004. The interest rate on the revolving line of credit is, at the Company's option, either LIBOR plus 3.00% or prime plus .75%. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. During 2000, the interest rate ranged from 7.15% to 9.87% and the weighted-average interest rate was 8.3%, The line of credit and term loans are collateralized by the accounts receivable, inventory and fixed assets of the Company. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed-charge coverage" and "capital expenditures", all of which are as defined in the financing agreement and were waived during fiscal 2000 by the lenders. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions referred to in
       Note 3.

            Effective May 26, 2000, the Company amended its financing agreement and received waivers of all continuing defaults prior to that date. The amendment changed all financial covenant tests to levels congruent with the Company's then existing financial performance, reduced the revolving portion of the credit facility to $30.0 million and increased pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage. Although the Company was in compliance with the amended financing agreement as of May 31, 2000, the Company anticipates that it will not be in compliance with certain covenants as of June 30, 2000. The Company expects to restructure its senior credit facility in order to be in compliance with such facility during periods after May 31, 2000. If such restructuring would not occur, the Company's lenders could refuse to permit the Company to continue to draw on the revolving line of credit or could elect to accelerate any or all of the outstanding loans. If this were to occur, the Company would have to seek additional sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms.

3.     Acquisitions of Assets

            On March 10, 1999, the Company acquired from US Parts Corporation ("USP") its auto parts distribution center located in Houston, Texas, as well as seventeen stores that it operated throughout Houston. The total purchase price included 600,000 shares of the Company's common stock, $13.6 million of cash (including $5.7 million to repay certain USP's obligations), issuance of a note payable for $40,000, the assumption of certain liabilities estimated at $6.9 million and certain other consideration.

            On March 11, 1999, the Company acquired from Automotive & Industrial Supply Co., Inc. ("A&I") its auto parts distribution center located in Shreveport, Louisiana, as well as the three stores that it operates in Shreveport and the store it operates in Marshall, Texas. The total purchase price included 51,613 shares of the Company's Common Stock, $3.2 million of cash (including $2.1 million to repay certain of A&I's obligations), the assumption of certain liabilities at $1.9 million and certain other considerations.

            On April 27, 1999, the Company acquired from Allied Distributing Company of Houston, Inc. and its subsidiary, Auto Parts Investment Group, Inc., its auto parts distribution center and automotive paint division located in Houston, Texas, its auto parts distribution center in San Antonio and nine stores that operate throughout Central and South Texas. The total purchase price included $10.5 million cash (including $8.5 million to repay certain of Allied's obligations), the issuance of notes payable for $.7 million, the assumption of certain liabilities estimated at $7.4 million and certain other consideration.

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

            The results of operations of each acquisition are included in the Company's statement of income from the dates of acquisition. The following unaudited pro forma results of operations for the three months ended May 31, 1999, give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except per share data):

            Net sales                                $34,684
            Net earnings                                 773
            Basic and diluted earnings per share         .15

            The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made as of February 25, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since its founding in 1968, the Company has grown from a single store in Alexandria, Louisiana, to 65 stores and five distribution centers which supply approximately 310 independent operators in Texas, Louisiana, Mississippi, Alabama and Arkansas.

      First quarter expansion during 1999 was driven by the acquisitions of US Parts Corporation of Houston, Texas ("USP"), Automotive and Industrial Supply Co., of Shreveport, Louisiana ("A&I") and Allied Distributing Company of Houston, Texas (Allied).

      The acquisition of USP on March 10, 1999 and A&I on March 11, 1999, were closed concurrently with a $45.0 million financing. The syndicated financing was led by Heller Financial, Inc. ("Heller"). Proceeds from the financing were used to repay then outstanding indebtedness of the Company, finance the above acquisitions, and provide working capital for the combined business. On April 28, 1999, the Company acquired Allied by again drawing upon the Heller facility.

      The above acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets and liabilities based on their fair values as of the dates of acquisition. The Company paid approximately $27.3 million in cash, issued notes payable of approximately $.8 million, assumed liabilities of approximately $16.2 million and issued 651,613 shares of the Company's common stock in connection with those acquisitions. The Company also entered into employment and stock option agreements with certain officers of the acquired companies. The results of operations of each acquisition are included in the Company's statements of income from the dates of acquisition. The following unaudited pro forma results of operations for the three months ended May 31, 1999, give effect to the acquisitions as though they had occurred as of February 25, 1999 (in thousands except for per share data):

            Net sales                                $34,684
            Net earnings                                 773
            Basic and diluted earnings per share         .15

      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made as of February 25, 1999.

      Subsequent to the completion of the Company's acquisitions during the quarter ended May 31, 1999, the Company has focused chiefly on integration of its operations. During the quarter ended May 31, 2000, the Company continued to concentrate its efforts on integration of its operations. The Company closed one store and completed the consolidation of its two warehouses in Houston, Texas. The combined warehouse will serve as a master warehouse for the Company's operations. Additionally, the Company converted the master warehouse and most of its Texas locations to a common computerized system during this period. The Company anticipates that all Texas locations will be on the same computer system by the end of the second quarter. These changes should allow for improved inventory management and customer service while enabling the Company to further reduce its operating costs.

      A major aspect of the Company's integration efforts is determining and implementing programs to stock the appropriate inventory levels at each of its locations. These programs have allowed the Company to reduce its inventory levels from year-end by approximately $4.0 million, with further reductions anticipated.

      The Company is disappointed with the first quarter results and is reviewing strategic alternatives in order to improve the Company's financial position and regain profitability. Management sees improvements in key areas of the Company and believes the completion of the integration and repositioning of the Company will provide a strong basis for improving future operations and shareholder value. The Company expects to restructure its senior credit facility in order to be in compliance with such facility during periods after May 31, 2000.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe", "plan", "expect", "intend", or "estimate". The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to expand its operations and to successfully integrate the recent acquisitions, the results of operations of the recently acquired businesses, competition, and other risks generally affecting the industry in which the Company operates. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

      The following table sets forth certain selected historical operating results for the Company as a percentage of net sales. Operating results of the acquisitions discussed above are included from the date of acquisition.

                                              THREE MONTHS ENDED MAY 31,
                                            -----------------------------
                                            MAY 31, 2000     MAY 31, 1999
                                            ------------     ------------

Net sales ...............................          100.0%           100.0%
Cost of goods sold ......................           62.4%            62.3%
                                            ------------     ------------
Gross profit ............................           37.6%            37.7%
Operating, SG&A expenses ................           36.0%            32.9%
                                            ------------     ------------
Income from operations ..................            1.6%             4.8%
Interest (expense) income ...............            4.2%             2.1%
                                            ------------     ------------
Income (loss) before income taxes .......           (2.6)%            2.7%
Income taxes ............................           --               --
                                            ------------     ------------
Net income (loss) .......................           (2.6)%            2.7%
                                            ------------     ------------

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

      Net sales of $29.2 million for the three months ended May 31, 2000, increased approximately $.9 million, or 3.1%, from approximately $28.3 million for the three months ended May 31, 1999. The increase in net sales was primarily attributable to the acquired businesses which was offset by a decrease in same store sales of $3.6 million, or 13.1% of net sales.

      Costs of goods sold for the three months ended May 31, 2000, amounted to approximately $18.2 million, or 62.4% of net sales, compared to approximately $17.7 million, or 62.3% of net sales, for the three months ended May 31, 1999. The increase in the dollar amount was primarily attributable to the increased dollar amount of net sales. Cost of goods sold as a percentage of net sales was comparable between the periods.

      Operating, selling, general and administrative expenses for the three months ended May 31, 2000, amounted to approximately $10.6 million, or 36.0% of net sales, compared to $9.3 million, or 32.9% of net sales, for the three months ended May 31, 1999. The increase was primarily attributable to the larger operating scope of the Company as a result of the acquisitions and the costs of integrating the combined businesses.

      Interest expense for the three months ended May 31, 2000, was $1.2 million compared to $.6 million for the three months ended May 31, 1999. Interest expense increased as a result of fees incurred in connection with changes to the Company's financing agreement and increased pricing on the outstanding indebtedness.

      Income taxes - For the three months ended May 31, 2000, the Company did not recognize or record deferred tax assets related to its current loss. This resulted in the Company having an effective federal tax rate of 0%. Had the Company recognized deferred tax assets, an income tax benefit of $269,000 would have been recorded.

      For the three months ended May 31, 1999, the Company recognized and recorded deferred tax assets related to the realized net operating losses from prior years. This resulted in the Company having an effective federal tax rate of 0%. Without the net operating loss carry forward, the Company would have recorded an income tax expense of $266,000.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $3,220,962, primarily as a result of a decrease in inventory offset by net loss for the quarter of $770,655. Net cash provided by operating activities was $536,712 for the three months ended May 31, 1999.

      Net cash used in investing activities was $70,509 and $13,606,108 for the three months ended May 31, 2000 and 1999, respectively. In 1999, cash was used primarily for purchasing assets of the previously discussed acquisitions, which were funded through the Company's new financing agreement with Heller.

      Net cash used in financing activities was $3,377,467 for the three months ended May 31, 2000. Net cash provided by financing activities was $12,991,004 for the three months ended May 31, 1999. The borrowings in 1999 were used primarily for the acquisitions discussed above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

      Additionally, the Company issued equity securities (common stock) aggregating 651,613 shares valued at $1,435,840 as a result of the acquisitions during the three months ended May 31, 1999. Of these shares, 600,000 were issued to the Company's chief operating officer and are subject to a lock-up agreement and discounted by approximately 33% to reflect the impact of the lock-up. The Company also assumed indebtedness of $16,134,388 and paid a portion of the USP and Allied purchase price with unsecured obligations of the Company totaling $773,597.

      In connection with the acquisitions, the Company maintained a $45.0 million line of credit through syndicated financing led by Heller. The Company entered into this financing agreement on March 10, 1999. The agreement provides for term loans in the aggregate amount of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. The term loans require minimum monthly principal payments totaling approximately $90,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit was, at the Company's option, either LIBOR plus 3.00% or prime plus .75%. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed charge coverage" and "capital expenditures", all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company" prior lender and to fund the acquisitions referred to above.

      Effective May 26, 2000, the Company amended its financing agreement and received waivers of all continuing defaults prior to that date. The amendment changed all financial covenant tests to levels consistent with the Company's then existing financial performance, reduced the revolving portion of the credit facility to $30.0 million, increased pricing by 0.25% and provided for additional increases of up to 0.50% depending upon the Company's leverage. Although the Company was in compliance with the amended financing agreement as of May 31, 2000, the Company anticipates that it will not be in compliance with certain covenants as of June 30, 2000. The Company expects to restructure its senior credit facility in order to be in compliance with such facility during periods after May 31, 2000. If such restructuring would not occur, the Company's lenders could refuse to permit the Company to continue to draw on the revolving line of credit or could elect to accelerate any or all of the outstanding loans. If this were to occur, the Company would have to seek additional sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms.

      Amounts outstanding at May 31, 2000 were $4.7 million under the term loan agreements and $24.5 million under the revolving credit agreement. Additionally, the Company had availability of $.8 million under the revolving line of credit at May 31, 2000.

INFLATION AND SEASONALITY

      This Company does not believe its operations are materially affected by inflation. The Company has been successful in some cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.

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

INTEREST RATE EXPOSURE. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt. At May 31, 2000, approximately 97.1% ($29.5 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.3 million. At May 31, 2000, the fair value of the Company's fixed rate debt is approximately $.9 million based upon discounted future cash flows using current market prices.

PART II.    OTHER INFORMATION

Other Information

Item 1.     Legal Proceedings.

            The Company is not a party to any litigation that management considers to be of a material nature.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 - Financial Data Schedule (for SEC use only)

      (b)   Reports on Form 8-K - None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANKIN AUTOMOTIVE GROUP, INC.

                                     /S/  RANDALL B. RANKIN
                                     -------------------------------------------
                                     Randall B. Rankin, Chief Executive Officer



                                     /S/ STEVEN A. SATERBAK
                                     -------------------------------------------
                                     Steven A. Saterbak, Vice President Finance



         JULY 14, 2000               /S/  DANIEL L. HENNEKE
---------------------------------    -------------------------------------------
                                     Daniel L. Henneke, Chief Accounting Officer