Form 10-Q
period 2000-08-31
RANKIN AUTOMOTIVE GROUP INC
filed 2000-10-16
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

{Mark One}

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For quarterly period ended August 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

Commission File No: 0-28812

                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                Louisiana                                        72-0838383
----------------------------------------                    -------------------
      (State or other jurisdiction                           (I.R.S. Employer
            of incorporation)                               Identification No.)


  3838 N. Sam Houston Parkway E., #600
               Houston, TX                                         77032
----------------------------------------                           -----
(Address of principal executive offices)                         (Zip code)


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

         As of October 15, 2000, 5,186,613 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX


PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - August 31, 2000 (unaudited) and
                  February 29, 2000

                  Condensed Statements of Income - Three months and six months ended August 31, 2000 and 1999 (unaudited)

                  Condensed Statements of Cash Flows -Six months ended
                  August 31, 2000 and 1999 (unaudited)

                  Notes to Condensed Financial Statements -Six months ended
                  August 31, 2000 and 1999 (unaudited)


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          RANKIN AUTOMOTIVE GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                                  AUGUST 31,       FEBRUARY 29,
                                                                     2000              2000
                                                                 ------------      ------------
                                                                 (Unaudited)         (Audited)
ASSETS
Current assets:
    Cash                                                         $    723,809      $    957,119
    Accounts receivable, net of allowance for doubtful
       accounts of $1,485,847 and $1,380,000, respectively          7,967,417         9,458,057
       Related party receivable                                            --            22,205
       Amounts receivable from vendors                              3,870,248         4,989,484
    Inventories                                                    38,431,917        47,395,741
    Prepaid expenses and other current assets                         517,174           785,968
                                                                 ------------      ------------
       Total current assets                                        51,510,565        63,608,574

Property and equipment, net                                         4,217,100         4,469,750
Goodwill, net                                                       6,953,126         8,249,920
Deferred financing costs, net                                         379,110           433,111
                                                                 ------------      ------------
       Total assets                                              $ 63,059,901      $ 76,761,355
                                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $ 24,642,174      $ 26,131,010
    Accrued expenses                                                1,700,776         2,447,813
    Current portion of long-term debt                              28,701,663         2,146,448
    Income taxes payable                                                   --                --
                                                                 ------------      ------------
    Total current liabilities                                      55,044,613        30,725,271
Long-term debt, less current portion                                  161,870        31,641,605
                                                                 ------------      ------------
Commitments and contingencies                                      55,206,483        62,366,876
                                                                 ------------      ------------
Stockholders' equity:
    Preferred stock, no par value, 2,000,000 shares
       authorized, none issued                                             --                --
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,201,613 issued                                    52,016            52,016
    Additional paid-in capital                                     14,513,154        14,513,154
    Retained earnings (deficit)                                    (6,516,752)           24,309
    Less:  Treasury stock 15,000 shares at cost                      (195,000)         (195,000)
                                                                 ------------      ------------
       Total stockholders' equity                                   7,853,418        14,394,479
                                                                 ------------      ------------
       Total liabilities and stockholders' equity                $ 63,059,901      $ 76,761,355
                                                                 ------------      ------------


                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended August 31,        Six Months Ended August 31,
                                          ------------------------------     ------------------------------
                                              2000              1999             2000              1999
                                          ------------      ------------     ------------      ------------
Net sales                                 $ 24,897,967      $ 37,681,167     $ 54,121,905      $ 66,030,662
Cost of goods sold                          17,919,088        24,362,390       36,152,745        42,019,291
                                          ------------      ------------     ------------      ------------
Gross Profit                                 6,978,879        13,318,777       17,969,160        24,011,371

Operating, selling, general and
   administrative expenses                   9,723,842        11,624,772       20,268,863        20,952,310
Loss on sale and closure
   of operations                             2,085,398                --        2,085,398                --
                                          ------------      ------------     ------------      ------------
Income (loss) from operations               (4,830,361)        1,694,005       (4,385,101)        3,059,061
Interest expense                               940,045           697,125        2,155,960         1,280,252
                                          ------------      ------------     ------------      ------------
Net income (loss) before income taxes       (5,770,406)          996,880       (6,541,061)        1,778,809
Income taxes (benefit)                              --           197,096               --           197,096
                                          ------------      ------------     ------------      ------------
Net income (loss)                         $ (5,770,406)     $    799,784     $ (6,541,061)     $  1,581,713
                                          ------------      ------------     ------------      ------------
Earnings (loss) per share                 $      (1.11)     $       0.15     $      (1.26)     $       0.31
                                          ------------      ------------     ------------      ------------
Earnings (loss) per share -
   assuming dilution                      $      (1.11)     $       0.15     $      (1.26)     $       0.31
                                          ------------      ------------     ------------      ------------
Average common shares outstanding            5,186,613         5,186,613        5,186,613         5,142,301
Dilutive effective of stock options                 --                --               --               750
                                          ------------      ------------     ------------      ------------
Average common shares outstanding -
   assuming dilution                         5,186,613         5,186,613        5,186,613         5,143 051
                                          ------------      ------------     ------------      ------------


                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       SIX MONTHS ENDED AUGUST 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                   $ (6,541,061)   $  1,581,713
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                     1,737,673         621,407
       Provisions for bad debts                                            105,847         161,164
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                        1,590,320         605,943
       (Increase) decrease in amounts receivable from vendors              935,913              --
       (Increase) decrease in inventories                                8,963,824      (2,492,694)
       Increase (decrease) in accounts payable
         and accrued expenses                                           (2,235,871)      3,698,474
       (Increase) decrease in other, net                                   268,794         181,834
       (Increase) decrease in income tax payable                                --         197,096
                                                                      ------------    ------------

Net cash provided by operating activities                                4,825,439       4,554,937

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net                                  (134,228)       (664,925)
Purchase of businesses, net of cash acquired                                    --     (16,456,364)
                                                                      ------------    ------------
    Net cash (used in) investing activities                               (134,228)    (17,121,289)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from (repayments on) revolving line of credit                (5,055,858)     21,767,597
Proceeds from (repayments on) other long-term obligations                  131,337     (11,048,861)
Issuance of common stock, net of discount                                       --       1,435,840
Issuance of debt                                                                --         470,080
Deferred financing costs incurred                                               --        (357,500)
                                                                      ------------    ------------
    Net cash provided by (used in) financing activities                 (4,924,521)     12,267,156
                                                                      ------------    ------------
Net decrease in cash                                                      (233,310)       (299,196)

Cash, beginning of period                                                  957,119         346,913
                                                                      ------------    ------------
Cash, end of period                                                   $    723,809    $     47,717
                                                                      ------------    ------------


                   See Notes to Condensed Financial Statements

                          RANKIN AUTOMOTIVE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)


1.       Current Business Conditions

                  Beginning in October, 1998 through April, 1999, Rankin Automotive Group, Inc. (the "Company") acquired four operations - a distribution center in Monroe, Louisiana, US Parts Corporation in Houston, Texas, Automotive and Industrial Supply Co in Shreveport, Louisiana and Allied Distributing Company in Houston, Texas. These acquisitions tripled the Company's annual sales and improved its competitive abilities. These acquisitions were financed entirely with debt. The newly combined Company involved distribution to three different customer bases including independent jobbers, retail customers and two-step installers. While significant synergies were anticipated, new competition in the Company's markets, the inability to raise margins in the jobber business, computer systems and inventory management integration issues and high debt levels all negatively impacted earnings and the Company's ability to finance its inventory replenishment programs.

                  The Company significantly reduced its bank indebtedness as of August 31, 2000, primarily through inventory reductions. Subsequent to August 31, 2000, the Company further reduced its bank indebtedness as a result of the sale of operations as described in footnote 4, however, as a result of requirements of its lenders, most of the proceeds were used to pay down bank indebtedness. Accordingly, the Company has not had sufficient remaining funds to reduce its vendor payables. With reduced inventory replenishment from its vendors, the Company has experienced a significant reduction in sales during the first half of this fiscal year.

                  Additionally, the Company is not and has not been in compliance with its bank covenants since June 30, 2000. The Company does not anticipate the current lender will restructure the senior credit facility and is currently seeking alternative sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms, if at all.

                  As discussed further in footnote 4, the Company is in the final stages of exiting the low margin independent jobber distribution business and the highly competitive retailing market. While these dispositions should permit the Company to focus fully on its historically successful two-step installer business and are necessary to the long-term future of the Company, the dispositions have temporarily reduced the cash flow of the Company and its ability to purchase product.

                  With the convergence of the above issues, the Company's options have become more limited. The Company plans to meet with its vendors to discuss methods to improve product flow and refresh its inventories with faster turn product. For such methods to be successful, the Company's vendors would need to agree to inventory returns as well as significant concessions in the form of reductions in the Company's payable balances or long-term pay-out terms. The Company is unable to predict the outcome of these discussions.

                  The Company is also exploring new bank financing with less restrictive terms and lower financing costs. If the Company is able to secure the necessary concessions and assistance from its vendors, the Company believes that it could attract such financing based on its downsized operations (focused on the two-step installer business). There can be no assurance that the required vendor concessions and new bank financing will be available to the Company.

                  In the event these strategies do not achieve the desired results, the Company may need to consider other options including additional plans of divestitures or other reorganization strategies.

2.       Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

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

3.       Long-Term Debt

         Long-term debt consists of the following:

                                               August 31, 2000   February 29, 2000
                                               ---------------   -----------------
Borrowings under revolving line of credit        $ 22,310,839       $ 27,366,696
Bank term loans                                     4,277,315          5,014,882
Other notes payable                                 2,275,379          1,406,475
                                                 ------------       ------------
                                                   28,863,533         33,788,053
Less current maturities                           (28,701,663)        (2,146,448)
                                                 ------------       ------------
                                                 $    161,870       $ 31,641,605
                                                 ------------       ------------

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

                  Effective May 26, 2000, the Company amended its financing agreement and received waivers of all continuing defaults prior to that date. The amendment changed all financial covenant tests to levels congruent with the Company's then existing financial performance, reduced the revolving portion of the credit facility to $30.0 million and increased pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage. The Company has not been in compliance with the loan covenants since June 30, 2000, was not in compliance at August 31, 2000, and does not anticipate being in compliance in the foreseeable future. The Company does not anticipate the current lender will restructure the senior credit facility and is currently seeking alternative sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms, if at all.

4.       Strategic Closures and Sales of Operations

                  With the acquisitions completed in fiscal year 2000, the Company's customer bases included independent jobbers, retail customers and two-step installer. After evaluating the economic potential of each market and the Company's position in each market, the Company determined that its main focus should be on its two-step installer business. As a result of this decision, the Company began a series of strategic moves to dispose of its jobber and retail distribution operations.

                  The first phase was accomplished with the sale of the independent jobber distribution business in Texas to Star Automotive in July 2000. The second phase was the sale of the Company's Monroe, Louisiana distribution center and most of its retail locations in Louisiana and Mississippi to Replacement Parts, Inc. of Little Rock, Arkansas effective September 18, 2000. Further, the Company signed a definitive agreement on October 13, 2000 to sell four retail stores in southeast Louisiana to O'Reilly's Auto Parts and is negotiating the sale of its paint and body warehouse in Houston.

                  As a result of these actions, the Company's ongoing business will be focused on its historically profitable two-step installer business and will include a centralized distribution center in Houston Texas, 38 stores in Texas and 3 stores in Shreveport, Louisiana.

                  In connection with these strategic moves, the Company recorded a loss on the sale and closure of operations of approximately $2.1 million during the quarter (including $1.2 million of goodwill) and will record approximately $2.0 million in the 3rd fiscal quarter as a result of completing the remaining dispositions.

                  With the reduced operations, the Company has taken significant steps to reduce distribution center costs and corporate overhead to support the reduced operating structure of the Company.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

         Since its founding in 1968, the Company had grown from a single store in Alexandria, Louisiana, to 65 stores and five distribution centers which supply approximately 310 independent operators in Texas, Louisiana, Mississippi, Alabama and Arkansas. The most significant growth of the Company occurred during the period from October 1998 to April 1999 when it acquired a distribution center in Monroe, Louisiana, US Parts Corporation in Houston, Texas, Automotive Industrial Supply Co. in Shreveport, Louisiana and Allied Distributing Company in Houston, Texas.

         Since April 1999, the Company has focused on the integration of its various operations and taking advantage of the anticipated synergies of those operations. Those operations included three distinct customer bases - independent jobbers, retail customers and two-step installers. From the beginning, the two-step installer business was the most profitable and provided the most potential for growth by the Company. As part of the integration process, Company's management continually reviewed the Company's strategic position in each of these markets. Management also considered its limited cash resources and inventory availability and the most productive application of those resources.

         During 1999 and early 2000, a number of independent jobber customers were acquired by the Company's competition. Facing a shrinking market place and with the inability to raise margins to acceptable levels, Company's management decided to exit the independent jobber business. This strategy was accomplished with the sale of the independent jobber business in Texas to Star Automotive in July, 2000 and the sale of the Company's Monroe, Louisiana distribution center to Parts Warehouse, Inc. effective September 18, 2000. These steps allowed the Company to consolidate its warehousing operations at its central warehouse in Houston, Texas and to significantly reduce warehouse operating costs.

         During the same period, competition in the retail business intensified in the Louisiana and Mississippi markets where the Company's retail distribution was focused. A number of major retail competitors entered the marketplace or intensified their concentration of stores in the Company's marketplace. With this increased competition and the Company's inventory replenishment abilities becoming more limited, sales at these locations decreased significantly. Because of the Company's decreasing competitiveness in these markets, Company management made a strategic decision to sell its retail distribution operations. Effective September 18, 2000, the Company sold 24 stores in Louisiana and Mississippi to Replacement Parts, Inc. On October 13, 2000, the Company signed a definitive agreement to sell four retail stores in southeast Louisiana to O'Reily's Auto Parts and is negotiating the sale of its paint and body warehouse in Houston.

         As a result of the above actions, the Company's ongoing business will be focused on its historically profitable two-step installer business and will include a centralized distribution center in Houston, Texas, 38 stores in Texas and 3 stores in Shreveport, Louisiana. With the downsizing of operations, the Company has been very aggressive in reducing its distribution and corporate costs to a level commensurate with its remaining operations.

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

                                                    Three Months Ended August 31,        Six Months Ended August 31,
                                                    -----------------------------        ---------------------------
                                                        2000            1999                2000           1999
                                                       ------          ------              ------         ------
NET SALES                                              100.0%          100.0%              100.0%         100.0%

Cost of Sales                                           72.0%           64.7%               66.8%          63.6%
                                                       -----          ------               -----          -----

Gross Profit                                            28.0%           35.3%               33.2%          36.4%

Operating, SG&A expenses                                39.0%           30.9%               37.4%          31.7%

Loss on Sale & Closure of Operations                     8.4%             --%                3.9%            --%
                                                       -----          ------               -----          -----
Income (Loss) from Operations                          (19.4)%           4.4%               (8.1)%          4.7%

Interest Expense                                         3.8%            1.9%                4.0%           1.9%
                                                       -----          ------               -----          -----
Income (Loss) before Income Taxes                      (23.2)%           2.5%              (12.1)%          2.8%
                                                       -----          ------               -----          -----

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

         Net sales of $24.9 million for the three months ended August 31, 2000, decreased approximately $12.8 million, or 33.9%, from approximately $37.7 million for the three months ended August 31, 1999. The decrease in net sales was attributable to a decrease in same store sales of $8.0 million, or 26.7%, and a decrease in closed store sales of $6.1 million offset by new store sales of $1.3 million.

         Costs of goods sold for the three months ended August 31, 2000, amounted to approximately $18.0 million, or 72.0% of net sales, compared to approximately $24.4 million, or 64.7% of net sales, for the three months ended August 31, 1999. The decrease in the dollar amount was primarily attributable to the decreased dollar amount of net sales. Cost of goods sold as a percentage of net sales decreased due to the Company's inability to fully take advantage of its vendor programs.

         Operating, selling, general and administrative expenses for the three months ended August 31, 2000, amounted to approximately $9.7 million, or 39.0% of net sales, compared to $11.6 million, or 30.9% of net sales, for the three months ended August 31, 1999. The decrease was primarily attributable to the reduced operating scope of the Company as a result of the sale and closure of operations and cost reduction programs instituted by the Company.

         Loss on sale and closure of operations for the three months ended August 31, 2000 amounted to $2.1 million, or 8.4% of net sales. These costs included the write-off of approximately $1.2 million of goodwill and $.9 million of closure costs. No such costs were incurred during the three months ended August 31, 1999.

         Interest expense for the three months ended August 31, 2000, was $0.9 million compared to $.7 million for the three months ended August 31, 1999. Interest expense increased as a result of fees incurred in connection with changes to the Company's financing agreement and increased pricing on the outstanding indebtedness.

         Income taxes - For the three months ended August 31, 2000, the Company did not recognize or record deferred tax assets related to its current loss. This resulted in the Company having an effective federal tax rate of 0.0%. Had the Company recognized deferred tax assets, an income tax benefit of $2,020,000 would have been recorded.

         For the three months ended August 31, 1999, the Company recognized and recorded deferred tax assets related to the realized net operating losses from prior years. This resulted in the Company having an effective federal tax rate of 19.8%. Without the net operating loss carry forward, the Company would have recorded an income tax expense of $349,000.

SIX MONTHS ENDED AUGUST 31, 2000 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1999

         Net sales of $54.1 million for the six months ended August 31, 2000, decreased approximately $11.9 million, or 18.0%, from approximately $66.0 million for the six months ended August 31, 1999. The decrease in net sales was attributable to a decrease in same store sales of $12.1 million, or 21.5%, and a decrease in closed store sales of $2.1 million ($8.4 million on a pro forma basis) offset by new store sales of $2.3 million.

         Costs of goods sold for the six months ended August 31, 2000, amounted to approximately $36.2 million, or 66.8% of net sales, compared to approximately $42.0 million, or 63.6% of net sales, for the six months ended August 31, 1999. The decrease in the dollar amount was primarily attributable to the decreased dollar amount of net sales. Cost of goods sold as a percentage of net sales decreased due to the Company's inability to fully take advantage of its vendor programs.

         Operating, selling, general and administrative expenses for the six months ended August 31, 2000, amounted to approximately $20.3 million, or 37.4% of net sales, compared to $21.0 million, or 31.7% of net sales, for the three months ended August 31, 1999. The decrease was primarily attributable to the reduced operating scope of the Company as a result of the sale and closure of operations and the cost reduction programs instituted by the Company.

         Loss on sale and closure of operations for the six months ended August 31, 2000 amounted to $2.1 million, or 3.9% of net sales. These costs included the write-off of approximately $1.2 million of goodwill and $.9 million of closure costs. No such costs were incurred during the six months ended August 31, 1999.

         Interest expense for the six months ended August 31, 2000, was $2.2 million compared to $1.3 million for the six months ended August 31, 1999. Interest expense increased as a result of fees incurred in connection with changes to the Company's financing agreement and increased pricing on the outstanding indebtedness.

         Income taxes - For the six months ended August 31, 2000, the Company did not recognize or record deferred tax assets related to its current loss. This resulted in the Company having an effective federal tax rate of 0.0%. Had the Company recognized deferred tax assets, an income tax benefit of $2,289,000 would have been recorded.

         For the six months ended August 31, 1999, the Company recognized and recorded deferred tax assets related to the realized net operating losses from prior years. This resulted in the Company having an effective federal tax rate of 11.1%. Without the net operating loss carry forward, the Company would have recorded an income tax expense of $623,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $4,825,439, primarily as a result of a decrease in inventory offset by net loss for the six months ended August 31, 2000 of $6,541,061. Net cash provided by operating activities was $4,554,937 for the six months ended August 31, 1999.

         Net cash used in investing activities was $134,228 and $17,121,289 for the six months ended August 31, 2000 and 1999, respectively. In 1999, cash was used primarily for purchasing assets of the previously discussed acquisitions, which were funded through the Company's new financing agreement with Heller.

         Net cash used in financing activities was $4,924,521 for the six months ended August 31, 2000. Net cash provided by financing activities was $12,267,156 for the six months ended August 31, 1999. The borrowings in 1999 were used primarily for the acquisitions discussed above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

         Additionally, the Company issued equity securities (common stock) aggregating 651,613 shares valued at $1,435,840 as a result of the acquisitions during the three months ended May 31, 1999. Of these shares, 600,000 were issued to the Company's then chief operating officer and are subject to a lock-up agreement and discounted by approximately 33% to reflect the impact of the lock-up. The Company also assumed indebtedness of $16,134,388 and paid a portion of the USP and Allied purchase price with unsecured obligations of the Company totaling $773,597.

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

         Effective May 26, 2000, the Company amended its financing agreement and received waivers of all continuing defaults prior to that date. The amendment changed all financial covenant tests to levels congruent with the Company's then existing financial performance, reduced the revolving portion of the credit facility to $30.0 million and increased pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage. The Company has not been in compliance with the loan covenants since June 30, 2000, was not in compliance at August 31, 2000, and does not anticipate being in compliance in the foreseeable future. The Company does not anticipate the current lender will restructure the senior credit facility and is currently seeking alternative sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms, if at all.

         Amounts outstanding at August 31, 2000 were $4.3 million under the term loan agreements and $22.3 million under the revolving credit agreement. Additionally, the Company had availability of $.2 million under the revolving line of credit at August 31, 2000.

         In addition to the above, the Company has initiated certain strategies and is evaluating other strategic options (see Footnote 1) to improve its liquidity and capital resources. In the event these strategies do not achieve the desired results, the Company may need to consider other strategies including additional plans of divestitures or other reorganization strategies.

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

Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt. At August 31, 2000, approximately 92.6% ($26.7 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.3 million. At August 31, 2000, the fair value of the Company's fixed rate debt is approximately $2.1 million based upon discounted future cash flows using current market prices.

PART II. OTHER INFORMATION

Other Information

Item 1.  Legal Proceedings.

         The Company is not a party to any litigation that management considers to be of a material nature.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Shareholders of the Company was held on July 27, 2000, pursuant to notice given to shareholders of record on June 21, 2000 at which date there were 5,201,613 shares of Common Stock outstanding.
At the Annual Meeting, the shareholders elected four directors to hold office until the 2001 Annual Meeting and until their successors have been duly elected and qualified. As to the following named individuals, the holders of 3,391,300 shares of the Company's Common Stock voted at the Annual Meeting with all votes cast in favor of the election of all four directors.

         Directors:

                 Randall B. Rankin
                 Ricky L. Sooter
                 Gary D. Walther
                 Thomas M. Hargrove

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - On October 6, 2000, the Company filed a Current Report on Form 8-K, dated September 25, 2000, relating to the sale by the Company of assets including 24 stores in Mississippi and Louisiana and its Monroe Louisiana distribution center to Replacement Parts, Inc., effective September 18, 2000.

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




RANKIN AUTOMOTIVE GROUP, INC.




                                     /s/  Randall B. Rankin
                                     ------------------------------------------
                                     Randall B. Rankin, Chief Executive Officer



                                     /s/  Steven A. Saterbak
                                     ------------------------------------------
                                     Steven A. Saterbak, Vice President Finance



       October 15, 2000              /s/  Daniel L. Henneke
------------------------------       ------------------------------------------
                                     Daniel L. Henneke, Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule