Form 10-Q
period 2000-11-30
RANKIN AUTOMOTIVE GROUP INC
filed 2001-01-16
CIK 1023339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

    For quarterly period ended November 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    Commission File No: 0-28812

                          RANKIN AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Louisiana                                                          72-0838383
----------------------------------------------                       ------------------------------------
(State or other jurisdiction of incorporation)                       (I.R.S. Employer Identification No.)


    3838 N. Sam Houston Parkway E., #600
               Houston, TX                                                           77032
  ----------------------------------------                                         ----------
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

                              YES [X]    NO [ ].

     As of January 16, 2001, 5,186,613 shares of common stock were outstanding.

                          RANKIN AUTOMOTIVE GROUP, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - November 30, 2000 (unaudited) and February 29, 2000

             Condensed Statements of Income - Three months and nine months ended November 30, 2000 and 1999 (unaudited)

             Condensed Statements of Cash Flows -Nine months ended November 30, 2000 and 1999 (unaudited)

             Notes to Condensed Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          RANKIN AUTOMOTIVE GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                       NOVEMBER 30,      FEBRUARY 29,
ASSETS                                                     2000              2000
                                                       ------------      ------------
                                                        (Unaudited)       (Audited)
Current assets:
   Cash                                                $    361,423      $    957,119
   Accounts receivable, net of allowance for
     doubtful accounts of $1,562,410 and
     $1,380,000, respectively                             3,763,053         9,458,057
     Related party receivable                                  --              22,205
     Amounts receivable from vendors                      3,467,634         4,989,484
   Inventories                                           25,379,618        47,395,741
   Prepaid expenses and other current assets              1,872,061           785,968
                                                       ------------      ------------
     Total current assets                                34,843,789        63,608,574

Property and equipment, net                               2,916,833         4,469,750
Goodwill, net                                             6,359,406         8,249,920
Deferred financing costs, net                               352,110           433,111
                                                       ------------      ------------

     Total assets                                      $ 44,472,138      $ 76,761,355
                                                       ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 22,739,472      $ 26,131,010
   Accrued expenses                                       1,331,713         2,447,813
   Current portion of long-term debt                     17,476,318         2,146,448
                                                       ------------      ------------
     Total current liabilities                           41,547,503        30,725,271
Long-term debt, less current portion                        152,203        31,641,605
                                                       ------------      ------------
    Total Liabilities                                    41,699,706        62,366,876
                                                       ------------      ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par value, 2,000,000 shares
     authorized, none issued                                   --                --
   Common stock, $.01 par value, 10,000,000 shares
     authorized, 5,201,613 issued, 5,186,613
     outstanding                                             52,016            52,016
   Additional paid-in capital                            14,513,154        14,513,154
   Retained earnings (deficit)                          (11,597,738)           24,309
   Less:  Treasury stock 15,000 shares at cost             (195,000)         (195,000)
                                                       ------------      ------------
     Total stockholders' equity                           2,772,432        14,394,479
                                                       ------------      ------------
     Total liabilities and stockholders' equity        $ 44,472,138      $ 76,761,355
                                                       ------------      ------------

                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended Nov. 30,                Nine Months Ended Nov. 30,
                                             ---------------------------------         ---------------------------------
                                                 2000                 1999                 2000                 1999
                                             ------------          -----------         ------------          -----------
Net sales                                    $ 12,275,317          $29,224,502         $ 66,397,222          $95,255,164
Cost of goods sold                              7,378,354           18,235,506           43,531,099           60,254,797
                                             ------------          -----------         ------------          -----------
Gross Profit                                    4,896,963           10,988,996           22,866,123           35,000,367

Operating, selling, general and
   administrative expenses                      7,096,091            9,915,221           27,364,953           30,867,531
Loss on sale and closure
   of operations                                2,261,392                 --              4,346,790                 --
                                             ------------          -----------         ------------          -----------
Income (loss) from operations                  (4,460,520)           1,073,775           (8,845,620)           4,132,836
Interest expense                                  620,466              711,939            2,776,427            1,992,191
                                             ------------          -----------         ------------          -----------
Net income (loss) before income taxes          (5,080,986)             361,836          (11,622,047)           2,140,645
Income taxes (benefit)                               --                126,643                 --                323,739
                                             ------------          -----------         ------------          -----------
Net income (loss)                            $ (5,080,986)         $   235,193         $(11,622,047)         $ 1,816,906
                                             ------------          -----------         ------------          -----------
Earnings (loss) per share                    $      (0.98)         $      0.05         $      (2.24)         $      0.35
                                             ------------          -----------         ------------          -----------
Earnings (loss) per share -
   assuming dilution                         $      (0.98)         $      0.05         $      (2.24)         $      0.35
                                             ------------          -----------         ------------          -----------
Average common shares outstanding               5,186,613            5,186,613            5,186,613            5,157,071
Dilutive effective of stock options                  --                   --                   --                    500
                                             ------------          -----------         ------------          -----------
Average common shares outstanding -
   assuming dilution                            5,186,613            5,186,613            5,186,613            5,157,571
                                             ------------          -----------         ------------          -----------

                  See Notes to Condensed Financial Statements.

                          RANKIN AUTOMOTIVE GROUP, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              NINE MONTHS ENDED NOVEMBER 30,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                             $(11,622,047)     $  1,816,906
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                 776,732           942,961
     Provisions for bad debts                                      182,410           283,136
     Loss on sale of operations                                  4,346,790              --
   Changes in assets and liabilities:
     Decrease in accounts receivable                             4,320,014         1,993,265
     Decrease in amounts receivable from vendors                 1,521,850              --
     Decrease (increase) in inventories                          9,649,894        (5,306,234)
     (Decrease) increase in accounts payable
       and accrued expenses                                     (4,242,893)        5,226,857
     (Increase) decrease in prepaids and other                  (1,120,552)          442,598
     Decrease in income tax payable                                   --             305,786
                                                              ------------      ------------
Net cash provided by operating activities                        3,812,198         5,705,275

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net                          (126,226)         (872,272)
Purchase of businesses, net of cash acquired                          --         (17,517,267)
Sale of businesses, net of cash acquired                        11,877,864              --
                                                              ------------      ------------
   Net cash provided by (used in) investing activities          11,751,638       (18,389,539)
                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from (repayments on) revolving line of credit       (12,948,474)       22,602,082
Proceeds from (repayments on) other long-term obligations       (3,211,058)      (11,436,789)
Issuance of common stock, net of discount                             --           1,435,840
Issuance of debt                                                      --             773,597
Deferred financing costs incurred                                     --            (532,151)
                                                              ------------      ------------
   Net cash (used in) provided by financing activities         (16,159,532)       12,842,579
                                                              ------------      ------------
Net decrease in cash                                              (595,696)         (158,315)

Cash, beginning of period                                          957,119           346,913
                                                              ------------      ------------
Cash, end of period                                           $    361,423      $    505,228
                                                              ------------      ------------

                   See Notes to Condensed Financial Statements

                          RANKIN AUTOMOTIVE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Current Business Conditions

            Beginning in October 1998 through April 1999, Rankin Automotive Group, Inc. (the "Company") acquired four operations - a distribution center in Monroe, Louisiana, US Parts Corporation in Houston, Texas, Automotive and Industrial Supply Co in Shreveport, Louisiana and Allied Distributing Company in Houston, Texas. These acquisitions tripled the Company's annual sales with the intent to improve its competitive abilities. These acquisitions were financed entirely with debt. The newly combined Company involved distribution to three different customer bases including independent jobbers, retail customers and two-step installers. While significant synergies were anticipated, new competition in the Company's markets, the inability to raise margins in the jobber business, computer systems and inventory management integration issues and high debt levels all negatively impacted earnings and the Company's ability to finance its inventory replenishment programs.

            The Company significantly reduced its bank indebtedness as of August 31, 2000, primarily through inventory reductions and the sale of certain operations. From August 31, 2000 to November 30, 2000, the Company further reduced its bank indebtedness as a result of additional sales of operations; however, as a result of requirements of its lenders, most of the proceeds were used to pay down bank indebtedness. See footnote 4 for a description of sales of operations. Accordingly, the Company has not had sufficient remaining funds to reduce its vendor payables. With reduced inventory replenishment from its vendors, the Company has experienced a significant reduction in sales during the first nine months of this fiscal year.

            Additionally, the Company is not and has not been in compliance with its bank covenants since June 30, 2000. The Company does not anticipate the current lender will restructure the senior credit facility and is currently seeking alternative sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms, if at all.

            As discussed further in footnote 4, the Company has now exited the low margin independent jobber distribution business and the highly competitive retail market. While these dispositions should permit the Company to focus fully on its historically successful two-step installer business and are necessary for the long-term future of the Company, the dispositions have reduced the cash flow of the Company and its ability to purchase product.

            With the convergence of the above issues, the Company's options have become more limited. The Company met with its major vendors in October 2000 to discuss methods to improve product flow and refresh its inventories with faster turn product. As a result of this meeting, most of the Company's major vendors agreed to refresh the Company's inventory by exchanging the Company's slower moving inventory for faster turning inventory. This process began in December 2000 and is expected to significantly improve the quality of the Company's inventory and its sales potential.

            The Company is also exploring new bank financing as well as additional investment capital and further downsizing possibilities. In the event these strategies do not achieve the desired results, the Company may need to consider other options, including reorganization strategies.

2.    Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

      Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000. Additionally, refer to the Company's Form 8-K and 8-K/A filed on March 25, 1999 and May 24, 1999, respectively, for information on the Company's financing agreement and acquisitions finalized during the three months ended May 31, 1999 and in Form 8-K filed on October 6, 2000 for information on the Company's sale of certain operations.

            Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

3.    Long-Term Debt

      Long-term debt consists of the following:

                                          November 30, 2000    February 29, 2000
                                          -----------------    -----------------
      Borrowings under revolving
        line of credit                       $ 14,418,222         $27,366,696
      Bank term loans                           1,438,522           5,014,882
      Other notes payable                       1,771,777           1,406,475
                                             ------------         -----------
                                               17,628,521          33,788,053
      Less current maturities                 (17,476,318)         (2,146,448)
                                             ------------         -----------
                                             $    152,203         $31,641,605
                                             ------------         -----------

            On March 10, 1999, the Company entered into a financing agreement with Heller Financial, Inc. ("Heller"). The agreement provided for term loans in the aggregate amount of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. Drawings under the line of credit are limited to a certain percentage of eligible trade accounts receivable and inventory. The term loans required minimum monthly principal payments totaling approximately $90,000. Current monthly principal payments total approximately $24,000. The term loans and the revolving line of credit expire in March 2004 unless accelerated. The interest rate on the revolving line of credit was, at the Company's option, either LIBOR plus 3.00% or prime plus .75%. The interest rates on the term loans were .5% to .75% higher than on the revolving line of credit. During Fiscal 2000, the interest rate ranged from 7.15% to 9.87% and the weighted-average interest rate was 8.3%, The line of credit and term loans are collateralized by the accounts receivable, inventory and fixed assets of the Company. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed-charge coverage" and "capital expenditures", all of which are as defined in the financing agreement and were waived during fiscal 2000 by the lenders. Initial borrowings under this financing agreement were used to repay the Company's existing revolving line of credit and to fund the acquisitions that occurred in the first quarter of Fiscal 2000.

            Effective May 26, 2000, the Company amended its financing agreement and received waivers of all continuing defaults prior to that date. The amendment changed all financial covenant tests to levels congruent with the Company's then existing financial performance, reduced the revolving portion of the credit facility to $30.0 million and increased pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage. The Company has not been in compliance with the loan covenants since June 30, 2000, was not in compliance at November 30, 2000, and does not anticipate being in compliance in the foreseeable future. The Company does not anticipate the current lender will restructure the senior credit facility and is currently seeking alternative sources of funding to finance its operations. There can be no assurance that such financing will be available on acceptable terms, if at all.

4.    Strategic Closures and Sales of Operations

            With the acquisitions completed in fiscal year 2000, the Company's customer bases included independent jobbers, retail customers and two-step installers. After evaluating the economic potential of each market and the Company's position in each market, the Company determined that its main focus should be on its two-step installer business. As a result of this decision, the Company began a series of strategic moves to dispose of its jobber and retail distribution operations.

            The first phase was accomplished with the sale of the independent jobber distribution business in Texas to Star Automotive in July 2000. The second phase was the sale of the Company's Monroe, Louisiana distribution center and most of its retail locations in Louisiana and Mississippi to Replacement Parts, Inc. of Little Rock, Arkansas effective September 18, 2000. Further, the Company completed the sale on November 30, 2000 of four retail stores in southeast Louisiana to O'Reilly's Auto Parts and completed the sale of its paint and body warehouse in Houston on January 3, 2001.

            As a result of these actions, the Company's ongoing business will be focused on its historically profitable two-step installer business and will include a centralized distribution center in Houston Texas, 32 stores in Texas and 3 stores in Shreveport, Louisiana. Further strategic dispositions may occur as the Company reviews its operations in its remaining markets.

            In connection with these strategic moves, the Company recorded a loss on the sale and closure of operations of approximately $2.2 million for the three months ended November 30, 2000 (including $0.5 million of goodwill) and recorded a loss of approximately $4.3 million for the nine months ended November 30, 2000 (including $1.7 million of goodwill). Additionally, included in operating losses for the three months ended November 30, 2000 are operating losses related to sold or closed operations of $0.8 million.

            With the reduced operations, the Company has taken significant steps to reduce distribution center costs, store operating costs and corporate overhead to support the reduced operating structure of the Company.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Subsequent to its founding in 1968, the Company grew from a single store in Alexandria, Louisiana, to 65 stores and five distribution centers supplying approximately 310 independent operators in Texas, Louisiana, Mississippi, Alabama and Arkansas. The most significant growth of the Company occurred during the period from October 1998 to April 1999 when it acquired a distribution center in Monroe, Louisiana, US Parts Corporation in Houston, Texas, Automotive Industrial Supply Co. in Shreveport, Louisiana and Allied Distributing Company in Houston, Texas.

      After April 1999, the Company focused on the integration of its various operations and taking advantage of the anticipated synergies of those operations. Those operations included three distinct customer bases - independent jobbers, retail customers and two-step installers. From the beginning, the two-step installer business was the most profitable and provided the most potential for growth by the Company. As part of the integration process, Company's management continually reviewed the Company's strategic position in each of these markets. Management also considered its limited cash resources and inventory availability and the most productive application of those resources.

      During 1999 and early 2000, a number of independent jobber customers were acquired by the Company's competition. Facing a shrinking market place and with the inability to raise margins to acceptable levels, the Company's management decided to exit the independent jobber business. This strategy was accomplished with the sale of the independent jobber business in Texas to Star Automotive in July 2000 and the sale of the Company's Monroe, Louisiana distribution center to Replacement Parts, Inc. effective September 18, 2000. These steps allowed the Company to consolidate its warehousing operations at its central warehouse in Houston, Texas and to significantly reduce warehouse operating costs.

      During the same period, competition in the retail business intensified in the Louisiana and Mississippi markets where the Company's retail distribution was focused. A number of major retail competitors entered the marketplace or increased their concentration of stores in the Company's marketplace. With this intensified competition and the Company's inventory replenishment abilities becoming more limited, sales at these locations decreased significantly. Because of the Company's decreasing competitiveness in these markets, management made a strategic decision to sell the Company's retail distribution operations. Effective September 18, 2000, the Company sold 24 stores in Louisiana and Mississippi to Replacement Parts, Inc. On November 30, 2000, the Company completed its sale of four retail stores in southeast Louisiana to O'Reilly's Auto Parts. In addition, the Company completed the sale of its paint and body warehouse in Houston on January 3, 2001.

      As a result of the above actions, the Company's ongoing business will be focused on its historically profitable two-step installer business and will include a centralized distribution center in Houston, Texas, 32 stores in Texas and 3 stores in Shreveport, Louisiana. Further strategic dispositions may occur as the Company reviews its operations in its remaining markets. With the downsizing of operations, the Company has been very aggressive in seeking to reduce its distribution, store and corporate costs to attain a level commensurate with its remaining operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe", "plan", "expect", "intend", or "estimate". The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to fund its operations, competition, and other risks generally affecting the industry in which the Company operates. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

      The following table sets forth certain selected historical operating results for the Company as a percentage of net sales. Operating results of the acquisitions discussed above are included from the date of acquisition.

                                          Three Months Ended        Nine Months Ended
                                                Nov. 30,                Nov. 30,
                                         ---------------------     ---------------------
                                          2000          1999        2000          1999
                                         -------       -------     -------       -------
NET SALES                                100.0 %       100.0 %     100.0 %       100.0 %

Cost of Goods Sold                        60.1 %        62.4 %      65.6 %        63.3 %
                                         -------       -------     -------       -------
Gross Profit                              39.9 %        37.6 %      34.4 %        36.7 %

Operating, SG&A expenses                  57.7 %        33.9 %      41.1 %        32.4 %

Loss on Sale & Closure of Operations      18.5 %          -  %       6.5 %          -  %
                                         -------       -------     -------       -------
Income (Loss) from Operations            (36.3)%         3.7 %     (13.2)%         4.3 %

Interest Expense                           5.1 %         2.4 %       4.2 %         2.1 %
                                         -------       -------     -------       -------
Income (Loss) before Income Taxes        (41.4)%         1.3 %     (17.4)%         2.2 %
                                         -------       -------     -------       -------

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

      Net sales of $12.3 million for the three months ended November 30, 2000, represented a decrease of approximately $16.9 million, or 58.0%, from approximately $29.2 million for the three months ended November 30, 1999. The decrease in net sales was attributable to a decrease in same store sales of $5.4 million, or 34.9%, and closed or sold store sales of $12.0 million, offset by new store sales of $0.5 million.

      Cost of goods sold for the three months ended November 30, 2000, was approximately $7.4 million, or 60.1% of net sales, compared to approximately $18.2 million, or 62.4% of net sales, for the three months ended November 30, 1999. The decrease in the dollar amount was primarily attributable to the decreased dollar amount of net sales. Cost of goods sold as a percentage of net sales decreased due to the Company's closing and disposition of certain low margin businesses.

      Operating, selling, general and administrative expenses for the three months ended November 30, 2000, were approximately $7.1 million, or 57.7% of net sales, compared to $9.9 million, or 33.9% of net sales, for the three months ended November 30, 1999. The decrease was primarily attributable to the reduced operating scope of the Company as a result of the sale or closure of operations.

      Loss on sale and closure of operations for the three months ended November 30, 2000 aggregated $2.2 million, or 18.5% of net sales. These costs included the write-off of approximately $0.5 million of goodwill and $0.6 million of closure costs. No such costs were incurred during the three months ended November 30, 1999. Additionally, included in operating losses for the three months ended November 30, 2000 are operating losses related to sold or closed operations of $0.8 million.

      Interest expense for the three months ended November 30, 2000, was $0.6 million compared to $0.7 million for the three months ended November 30, 1999. Interest expense decreased as a result of lower borrowings but the decrease was offset by increased pricing on the outstanding indebtedness.

      Income taxes - For the three months ended November 30, 2000, the Company did not recognize or record deferred tax assets related to its current loss. This resulted in the Company having an effective federal tax rate of 0.0%. Had the Company recognized deferred tax assets, an income tax benefit of $1.8 million would have been recorded. For the three months ended November 30, 1999, the Company recorded tax expense of $0.1 million at an effective rate of 35%.

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
NOVEMBER 30, 1999

      Net sales of $66.4 million for the nine months ended November 30, 2000, represented a decrease of approximately $28.9 million, or 30.3%, from approximately $95.3 million for the nine months ended November 30, 1999. The decrease in net sales was attributable to a decrease in same store sales of $11.4 million, or 22.7%, and closed or sold store sales of $20.0 million, offset by new store sales of $2.5 million.

      Cost of goods sold for the nine months ended November 30, 2000, was approximately $43.5 million, or 65.6% of net sales, compared to approximately $60.3 million, or 63.3% of net sales, for the nine months ended November 30, 1999. The decrease in the dollar amount was primarily attributable to the decreased dollar amount of net sales. Cost of goods sold as a percentage of net sales increased due to the Company's inability to fully take advantage of its vendor programs.

      Operating, selling, general and administrative expenses for the nine months ended November 30, 2000, were approximately $27.4 million, or 41.1% of net sales, compared to $30.9 million, or 32.4% of net sales, for the nine months ended November 30, 1999. The decrease was primarily attributable to the reduced operating scope of the Company as a result of the sale and closure of operations.

      Loss on sale and closure of operations for the nine months ended November 30, 2000 aggregated $4.3 million, or 6.5% of net sales. These costs included the write-off of approximately $1.7 million of goodwill and $1.5 million of closure costs. No such costs were incurred during the nine months ended November 30, 1999. Additionally, included in operating losses for the nine months ended November 30, 2000 are operating losses related to sold or closed stores of $0.8 million.

      Interest expense for the nine months ended November 30, 2000, was $2.8 million compared to $2.0 million for the nine months ended November 30, 1999. Interest expense increased as a result of fees incurred in connection with changes to the Company's financing agreement and increased pricing on the outstanding indebtedness.

      Income taxes - For the nine months ended November 30, 2000, the Company did not recognize or record deferred tax assets related to its current loss. This resulted in the Company having an effective federal tax rate of 0.0%. Had the Company recognized deferred tax assets, an income tax benefit of $4.1 million would have been recorded.

      For the nine months ended November 30, 1999, the Company recognized and recorded deferred tax assets related to the realized net operating losses from prior years. This resulted in the Company having an effective federal tax rate of 15.1%. Without the net operating loss carry forward, the Company would have recorded an income tax expense of $749,000.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $3,812,198 for the nine months ended November 30, 2000, primarily as a result of a decrease in inventory and receivables. Net cash provided by operating activities was $5,705,275 for the nine months ended November 30, 1999.

      Net cash provided by (used in) investing activities was $11,751,638 and ($18,389,539) for the nine months ended November 30, 2000 and 1999, respectively. During 2000, cash was provided by the sale of assets as previously described. In 1999, cash was used primarily in connection with the acquisitions described above and for working capital requirements which was funded through the Company's financing agreement with Heller.

      Net cash (used in) provided by financing activities was ($16,159,532) and $12,842,579 for the nine months ended November 30, 2000 and 1999. During 2000, the proceeds from the sale of assets were used to pay down existing debt while the borrowings in 1999 were used primarily for the acquisitions discussed above, repayment of indebtedness previously outstanding or acquired and working capital purposes.

      Additionally, the Company issued equity securities (common stock) aggregating 651,613 shares valued at $1,435,840 in connection with the acquisitions during the three months ended May 31, 1999. Of these shares, 600,000 were issued to the Company's then chief operating officer and are subject to a lock-up agreement and discounted by approximately 33% to reflect the impact of the lock-up. The Company also assumed indebtedness of $16,134,388 and paid a portion of the US Parts and Allied purchase price with unsecured notes of the Company totaling $773,597.

      In connection with the acquisitions, the Company arranged a $45.0 million line of credit through syndicated financing led by Heller. The Company entered into this financing agreement on March 10, 1999. The agreement provides for term loans in the aggregate amount of $6.0 million and a revolving line of credit with a maximum amount of $39.0 million. The term loans currently require minimum monthly principal payments of approximately $24,000 and the revolving line of credit expires March 2004. The interest rate on the revolving line of credit was, at the Company's option, either LIBOR plus 3.00% or prime plus .75%. The interest rates on the term loans are .5% to .75% higher than on the revolving line of credit. The financing agreement contains certain financial covenants relating to, among other things, "tangible net worth", "ratio of indebtedness to tangible net worth", "fixed charge coverage" and "capital expenditures", all of which are as defined in the financing agreement. Initial borrowings under this financing agreement were used to repay the Company's prior lender and to fund the acquisitions that occurred in the first quarter of Fiscal 2000.

      Effective May 26, 2000, the Company amended its financing agreement and received waivers of all continuing defaults prior to that date. The amendment changed all financial covenant tests to levels congruent with the Company's then existing financial performance, reduced the revolving portion of the credit facility to $30.0 million and increased pricing by 0.25% with additional increases of up to 0.50% depending upon the Company's leverage. The Company has not been in compliance with the loan covenants since June 30, 2000, was not in compliance at November 30, 2000, and does not anticipate being in compliance in the foreseeable future. The Company does not anticipate the current lender will restructure the senior credit facility and is currently seeking alternative sources of funding to finance its operations. There can be no assurance that such financing would be available on acceptable terms, if at all.

      Amounts outstanding at November 30, 2000 were $1.4 million under the term loan agreements and $14.4 million under the revolving credit agreement. Additionally, the Company had availability of $0.1 million under the revolving line of credit at November 30, 2000.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's long-term debt. At November 30, 2000, approximately 89.9% ($15.9 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $0.2 million. At November 30, 2000, the fair value of the Company's fixed rate debt was approximately $1.7 million based upon discounted future cash flows using current market prices.

PART II. OTHER INFORMATION

Other Information

Item 1. Legal Proceedings.

        The Company is a party to certain legal proceedings related to product returns and vendor past due balances. Although the Company cannot predict the outcome of these matters, management does not consider these legal proceedings to be of a material nature.

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


RANKIN AUTOMOTIVE GROUP, INC.


                                     /s/  Randall B. Rankin
                                     -------------------------------------------
                                     Randall B. Rankin, Chief Executive Officer


                                     /s/  Steven A. Saterbak
                                     -------------------------------------------
                                     Steven A. Saterbak, Vice President Finance


   January 16, 2001                  /s/  Daniel L. Henneke
                                     -------------------------------------------
                                     Daniel L. Henneke, Chief Accounting Officer

                                 EXHIBIT INDEX


             Exhibit 27 - Financial Data Schedule (for SEC use only)